Form 10QSB
period 2001-03-31
PARADIGM BANCORPORATION INC
filed 2001-05-15
CIK 1101845

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission File Number 333-46364


                         PARADIGM BANCORPORATION, INC.
       (Exact name of small business issuer as specified in its charter)


                   TEXAS                                76-0522891
(State or other jurisdiction of incorporation        (I.R.S. Employer
                or organization)                   Identification Number)

                           3934 FM 1960 W., SUITE 330
                             HOUSTON, TEXAS  77068
          (Address of principal executive offices, including zip code)

                                 (832) 249-7650
                (Issuer's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X].

As of May 14, 2001, there were 2,375,000 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X].

                         PARADIGM BANCORPORATION, INC.
                              INDEX TO FORM 10-QSB


                                                                                                                         Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS                                                              1

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS
  Statements of Condition as of March 31, 2001 (Unaudited) and December 31, 2000                                            3
  Statements of Earnings for the Three Months Ended March 31, 2001
   and 2000 (Unaudited)                                                                                                     4
  Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (Unaudited)                                   5
  Notes to Condensed Financial Statements                                                                                   6
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              7

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                                                                 22
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                         22
Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                                                   22
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                               22
Item 5.  OTHER INFORMATION                                                                                                 22
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                                  22

SIGNATURES                                                                                                                 23

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe our future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond our control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

        . changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

        . changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

        . changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with us, including the ability of the Company's borrowers to repay their loans according to their terms or a change in the value of the related collateral;

        . increased competition for deposits and loans adversely affecting rates and terms;

        . the timing, impact and other uncertainties of the Company's ability to enter new markets successfully and capitalize on growth opportunities;

        . increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

        . the failure of assumptions underlying the establishment of and provisions made to the allowance for loan losses;

        . changes in the availability of funds resulting in increased costs or reduced liquidity;

        . increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

        . the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

        . the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

        . changes in statutes and government regulations or their interpretations applicable to banks and the Company's present and future subsidiaries, including changes in tax requirements and tax rates.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CONDITION
                                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                                                        MARCH 31,                 DECEMBER 31,
                          ASSETS                                           2001                        2000
                                                                    -----------------          ------------------
Cash and due from banks                                                  $ 16,696,365                $ 15,768,594
Federal funds sold                                                         14,775,000                           -
                                                                         ------------                ------------
     Total cash and cash equivalents                                       31,471,365                  15,768,594

Interest-bearing deposits in financial institutions                           790,000                   1,479,000
Securities available for sale                                              24,503,476                  27,767,213
Securities to be held to maturity                                          10,266,701                  18,983,049
Texas Independent Bankers' Association stock                                   50,000                      50,000
Federal Home Loan Bank stock                                                  350,600                     350,600

Loans                                                                     134,937,699                 133,468,253
     Less allowance for credit losses                                        (893,648)                 (1,136,068)
                                                                         ------------                ------------
     Loans, net                                                           134,044,051                 132,332,185

Accrued interest receivable                                                 1,373,904                   1,743,799
Goodwill, net                                                               3,379,181                   3,434,426
Premises and equipment, net                                                11,790,883                  11,406,558
Other real estate owned                                                       317,331                     450,331
Other assets                                                                1,858,895                   1,538,682
                                                                         ------------                ------------

     TOTAL ASSETS                                                        $220,196,387                $215,304,437
                                                                         ============                ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
     Noninterest-bearing                                                 $ 71,131,847                $ 69,808,920
     Interest-bearing, savings                                             55,163,729                  56,177,248
     Interest-bearing, certificates of deposit                             67,046,478                  62,018,694
                                                                         ------------                ------------
     Total Deposits                                                       193,342,054                 188,004,862

     Due to former shareholders                                             1,249,461                   1,305,644
     Federal funds purchased                                                        -                   1,500,000
     Accrued interest payable                                                 626,278                     596,922
     Other liabilities                                                      1,294,199                   1,515,730
                                                                         ------------                ------------
     TOTAL LIABILITIES                                                    196,511,992                 192,923,158
                                                                         ------------                ------------

Commitments and Contingencies

Company obligated mandatorily redeemable trust preferred
     securities of subsidiary trust                                         6,000,000                   5,125,000
                                                                         ------------                ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $10 par value, 10,000,000
     shares authorized,
     1 share issued and outstanding                                                10                          10
     Common stock, $1 par value, 25,000,000 shares
     authorized,
     2,375,000 shares issued and outstanding                                2,375,000                   2,375,000
     Capital surplus                                                       10,793,381                  10,793,381
     Retained earnings                                                      4,270,400                   3,798,809
     Accumulated other comprehensive income                                   245,604                     289,079
                                                                         ------------                ------------
     TOTAL STOCKHOLDERS' EQUITY                                            17,684,395                  17,256,279
                                                                         ------------                ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $220,196,387                $215,304,437
                                                                         ============                ============

See accompanying notes.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                 UNAUDITED
                                                                       --------------------------------------------------------

                                                                                2001                                2000
                                                                       -------------------                 --------------------
INTEREST INCOME
      Interest and fees on loans                                                $3,224,153                           $2,730,856
      Investment securities                                                        621,148                              837,691
      Federal funds sold                                                           112,359                              130,471
                                                                                ----------                           ----------
      Total Interest Income                                                      3,957,660                            3,699,018

INTEREST EXPENSE
      Deposits and debt                                                          1,395,327                            1,147,640
                                                                                ----------                           ----------

NET INTEREST INCOME                                                              2,562,333                            2,551,378

PROVISION FOR CREDIT LOSSES                                                        215,000                              135,000
                                                                                ----------                           ----------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                            2,347,333                            2,416,378
                                                                                ----------                           ----------

NON INTEREST INCOME
      Customer service fees                                                      1,028,725                              765,631
      Gain on sale of loans                                                         20,104                                    -
      Gain on sale of securities                                                   378,327                                   10
      Other income                                                                 133,203                               67,933
                                                                                ----------                           ----------
      Total Non Interest Income                                                  1,560,359                              833,574
                                                                                ----------                           ----------

NON INTEREST EXPENSES
      Salaries and employee benefits                                             1,467,192                            1,270,516
      Net occupancy expense                                                        278,201                              198,151
      Outside service fees                                                         342,290                              178,729
      Depreciation and amortization                                                302,255                              208,743
      Minority interest expense, company obligated mandatorily
      redeemable trust preferred securities of subsidiary trust                    139,271                              130,023
      Other expenses                                                               696,121                              514,246
                                                                                ----------                           ----------
      Total Non Interest Expenses                                                3,225,330                            2,500,408
                                                                                ----------                           ----------

NET INCOME BEFORE INCOME TAX EXPENSE                                               682,362                              749,544

INCOME TAX EXPENSE                                                                 211,500                              229,107
                                                                                ----------                           ----------

CONSOLIDATED NET INCOME                                                            470,862                              520,437

OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized loss on available for sale securities                             (43,475)                             (23,625)
                                                                                ----------                           ----------

COMPREHENSIVE INCOME                                                            $  427,387                           $  496,812
                                                                                ==========                           ==========

See accompanying notes.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                                      UNAUDITED
                                                                               --------------------------------------------------
                                                                                    2001                                  2000
                                                                               ------------                           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Consolidated net income                                                   $    470,862                           $   520,437
                                                                               ------------                           -----------
     Adjustments to reconcile consolidated net income to
     net cash provided by operating activities:
     Depreciation and amortization of fixed assets                                  247,010                               153,776
     Provision for credit losses                                                    215,000                               135,000
     Amortization of goodwill                                                        55,245                                54,967
     Net amortization/accretion on securities                                       (25,733)                               27,437
     Gain on sales of securities                                                          -                               (24,400)
     Change in assets and liabilities:
     Accrued interest receivable                                                    369,895                              (130,021)
     Other real estate owned                                                        133,000                                89,503
     Other assets                                                                  (320,213)                             (128,075)
     Accrued interest payable                                                        29,356                                39,962
     Other liabilities                                                             (264,277)                             (413,272)
                                                                               ------------                           -----------
     Total adjustments                                                              439,283                              (195,123)
                                                                               ------------                           -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                      910,145                               325,314
                                                                               ------------                           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of interest-bearing
     deposits
     in financial institutions                                                      689,000                             1,281,000
     Purchase of interest-bearing deposits in                                             -                              (587,000)
     financial institutions
     Proceeds from maturities, calls and paydowns of                             11,589,503                             2,170,476
     securities
     Proceeds from sales of securities                                           16,126,714                                     -
     Purchase of securities                                                     (15,710,399)                                    -
     Net change in loans                                                         (1,926,866)                           (3,469,506)
     Purchases of premises and equipment, net                                      (631,335)                              (55,293)
                                                                               ------------                           -----------

     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            10,136,617                              (660,323)
                                                                               ------------                           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                                       5,337,192                               (21,147)
     Payments on due to former shareholders                                         (56,183)                           (4,947,109)
     Decrease in federal funds purchased                                         (1,500,000)                                    -
     Payoff of trust preferred securities                                        (5,125,000)                                    -
     Issuance of trust preferred securities                                       6,000,000                                     -
     Cash acquired in purchase of Dayton State Bank                                       -                               (63,850)
                                                                               ------------                           -----------

     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             4,656,009                            (5,032,106)
                                                                               ------------                           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             15,702,771                            (5,367,115)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 15,768,594                            26,539,386
                                                                               ------------                           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 31,471,365                           $21,172,271
                                                                               ============                           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the periods for:
     Interest                                                                  $  2,618,397                           $ 2,052,531
                                                                               ============                           ===========
     Taxes                                                                     $    105,000                           $         -
                                                                               ============                           ===========

See accompanying notes.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                         MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------
NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-KSB of Paradigm Bancorporation, Inc. and Subsidiaries for the year ended December 31, 2000.


NOTE B    EARNINGS PER COMMON SHARE

          Earnings per common share ("EPS") were computed based on the following:


                                              2001                                         2000
                            ---------------------------------------      ---------------------------------------
                                                        Earnings                                     Earnings
                                                          Per                                          Per
                                    Number               Share                   Number               Share
                            ---------------------------------------      ---------------------------------------
         Basic
         -----
Weighted Average Shares
  Outstanding                         2,375,000               $0.20                2,375,000               $0.22
                                     ==========               =====         ================      ==============

          There were no material dilutive securities as of March 31, 2001 and 2000.


NOTE C    TRUST PREFERRED SECURITIES

          In 2000, Paradigm Capital Trust II (Trust II), a statutory business trust was formed under the laws of the State of Delaware. In February 2001, Trust II then sold 600,000 Floating Rate Cumulative Trust Preferred Securities for $6,000,000 cash. These securities are registered with the Securities and Exchange Commission and are traded in the over the counter market. The trust preferred securities of Trust II have a $10 liquidation preference, provide for quarterly interest payments at the three month LIBOR rate plus 4.5%, and must be redeemed no later than February 20, 2031. The trust preferred securities may be redeemed on or after February 20, 2006 if certain conditions (including approval from the Federal Reserve, if then required) are met. Proceeds of this sale were used primarily to pay off the existing outstanding trust preferred securities of Trust I for $5,201,814, which included accrued interest of about $77,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ISSUANCE OF PREFERRED SECURITIES OF SUBSIDIARY TRUST

During the first quarter of 2001, Paradigm Bancorporation, Inc. (the "Company") formed a new, wholly-owned Delaware statutory business trust, Paradigm Capital Trust II (the "Trust"), which issued $6.0 million of floating rate capital securities. The Trust invested the proceeds in an equivalent amount of the Company's floating rate junior subordinated debentures due February 20, 2031 ("Debentures"). These Debentures, which are the only assets of the Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated February 20, 2001) of the Company. The Company has fully and unconditionally guaranteed the Trust's obligations under the capital securities.

For financial reporting purposes, the Trust is treated as a subsidiary of the Company and consolidated in the corporate financial statements. The capital securities are eligible to be treated as Tier 1 capital by the Federal Reserve Board, within certain constraints. The treatment of the capital securities as Tier 1 capital, in addition to the ability to deduct the expense of the Debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital. The Company received proceeds of $6.0 million of which $5.2 million was used to redeem all of the Company's outstanding 10.375% subordinated debentures, including accrued interest of $77,000, and the remainder was used to pay expenses associated with the offering and for general corporate purposes.

OVERVIEW

In the quarter ended December 31, 2000, the Company changed the name of Woodcreek Bank to Paradigm Bank Texas (the "Bank") to reflect the broader geographic market and increasing growth of its banking business. In December 2000, the Company merged Dayton State Bank into Paradigm Bank Texas. This merger will allow the Company to provide all of its customers the same variety of banking services from a stronger, more efficient organization.

Since March 31, 2000, the Company has opened two new banking centers in its northwest Houston market area, representing a 22% increase in its number of banking centers. In the quarter ended December 31, 2000, the Company hired management for a Galveston banking center, which it opened in May 2001. As part of this growth and to facilitate the merger of its two banks, the Company has also invested heavily in its computer network and related technology since March 2000.

Staffing and establishing new locations, modernizing computer systems and merging the two banks all represent investments in the future which increased costs in the quarter ended March 31, 2001. It is anticipated that it will be several months before a new financial center makes a profit contribution. The Company incurred costs to execute its bank merger and system modernization that primarily affected the quarter ended March 31, 2001. For these reasons and those explained below under Results of Operations, net income for the quarter ended March 31, 2001 was $471,000, down $49,000, or 9.4% compared with $520,000 for the three months ended March 31, 2000.

Total assets were $220.2 million at March 31, 2001 compared with $215.3 million at December 31, 2000, an increase of $4.9 million, or 2.27%. Total loans net of unearned discount and allowance for possible loan losses increased to $134.0 million at March 31, 2001 from $132.3 million at December 31, 2000, an increase of $1.7 million, or 1.29%. Total deposits were $193.3 million at March 31, 2001 compared with $188.0 million at December 31, 2000, an increase of $5.3 million, or 2.84%. Stockholders' equity increased approximately $428,000 during the three month period ended March 31, 2001 compared with year end 2000, due primarily to the Company's earnings.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations and changes in the amount and type of earning assets and liabilities combine to affect net interest income. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a volume change. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a rate change.

Net interest income increased $144,000 or 5.82% to $2.6 million, for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. The increase is attributable mainly to growth of the loan portfolio.

Changes in interest income and interest expense can result from variances in both volume and rate. The Company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs.

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made and all average balances are daily average balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

                                                                     THREE MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------------------------
                                                               2001                                  2000
                                              ----------------------------------    ------------------------------------
                                                AVERAGE      INTEREST    AVERAGE       AVERAGE      INTEREST   AVERAGE
                                              OUTSTANDING    EARNED/     YIELD/      OUTSTANDING    EARNED/     YIELD/
                                                BALANCE        PAID     RATE/(4)/      BALANCE        PAID     RATE/(4)/
                                              -----------    --------   ---------    -----------    --------   ---------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans                                        $134,203      $3,224        9.74%      $112,944      $2,731        9.81%
    Securities/(1)/                                42,296         621        5.96%        55,228         835        6.13%
Federal funds sold and other
   temporary investments                            9,140         112        4.97%         9,254         130        5.70%
                                                 --------      ------                   --------      ------
    Total interest-earning assets                 185,639       3,957        8.64%       177,426       3,696        8.45%
Less allowance for credit losses                   (1,015)                                  (712)
                                                 --------                               --------
Total interest-earning assets, net of
    allowance                                     184,624                                176,714
Noninterest-earning assets                         33,126                                 31,723
                                                 --------                               --------
    Total assets                                 $217,750                               $208,437
                                                 ========                               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    Interest-bearing demand deposits             $ 14,712          60        1.65%        15,638          78        2.02%
    Savings and money market accounts              41,480         340        3.32%        46,451         337        2.94%
    Certificates of deposit                        64,533         983        6.18%        54,502         732        5.45%
Federal funds purchased and other
     borrowings                                       839          12        5.80%             -           -           -
                                                 --------      ------                   --------      ------
Total interest-bearing liabilities                121,564       1,395        4.65%       116,591       1,147        3.99%
                                                 --------      ------                   --------
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits            70,471                                 65,441
    Other liabilities                               2,683                                  5,783
                                                 --------                               --------
Total liabilities                                 194,718                                187,815
Company obligated mandatorily redeemable
     trust preferred securities                     5,562                                  5,125
Shareholders' equity                               17,470                                 15,497
                                                 --------                               --------
    Total liabilities and shareholders'
       equity                                    $217,750                               $208,437
                                                 ========                               ========
Net interest rate spread                                                     3.99%                                  4.46%
Net interest income and margin/(2)/                            $2,562        5.63%                    $2,549        5.83%
                                                               ======                                 ======
Net interest income and margin (tax
    equivalent basis)/(3)/                                     $2,631        5.75%                    $2,624        6.00%

-------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2) The net interest margin is equal to net interest income divided by average interest-earning assets.
(3) To make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.
(4) Annualized.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and identifies the change related to outstanding balances (volume) and the change due to interest rate fluctuations (rate) for the periods indicated. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

                                                Three Months Ended
                                                  March 31, 2001
                                                     compared
                                                with March 31, 2000
                                           -----------------------------
                                           Increase (Decrease)
                                                  due to
                                           --------------------
                                            Volume       Rate     Total
                                           ---------   --------   ------
                                               (Dollars in thousands)
Interest-earning assets:
  Loans                                       $ 513      $ (20)   $ 493
  Securities                                   (196)       (18)    (214)
  Federal funds sold and other
      temporary investments                      (2)       (16)     (18)
                                              -----      -----    -----
    Total increase in interest
        income                                  315        (54)     261
                                              -----      -----    -----
Interest-bearing liabilities:
   Interest-bearing demand deposits              (5)       (13)     (18)
    Savings and money market accounts           (39)        42        3
    Certificates of deposit                     152         99      251
    Federal funds purchased and other
     borrowings                                  12          -       12
                                              -----      -----    -----
Total increase in interest expense              120        128      248
                                              -----      -----    -----
     Increase in net interest income          $ 195      $(182)   $  13
                                              =====      =====    =====

Provision for Possible Credit Losses

The Company's provision for credit losses represents charges to income to bring the total allowance for credit losses to a level deemed appropriate by management based on such factors as the Company's historical loan loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors.

The provision for possible loan losses for the three months ended March 31, 2001 was $215,000, an increase of $80,000 from $135,000 for the three months ended March 31, 2000. The increased provision was made in response to the growth in the loan portfolio.

Noninterest Income

The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service fees. Noninterest income increased $726,000, or 87.1%, to $1.6 million for the three month period ended March 31, 2001 from $834,000 for the same period in 2000. The increase in noninterest income was principally due to the gain on sales of investment securities of $378,000 in the first quarter of 2001 compared with no gain recorded in the first quarter of 2000. In addition, service charges on deposits were $176,000 higher in the quarter ended March 31, 2001 compared to the same period in 2000 due to the increase in deposits since March 31, 2000.

The following table presents, for the periods indicated, the major categories of noninterest income:

                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                              2001       2000
                                             ------     ------
                                           (Dollars in thousands)
Service charges on deposit accounts           $  906      $ 730
Other noninterest income                         654        104
                                              ------      -----
   Total noninterest income                   $1,560      $ 834
                                              ======      =====

Noninterest Expense

Noninterest expense totaled $3.2 million for the three months ended March 31, 2001, an increase of $855,000, or 36.11%, from $2.4 million for the same period in 2000. The increase primarily reflected one time fees and expenses related to the December 2000 merger, the conversion of the Bank's data processing systems and the opening of additional banking centers which includes the hiring of professional staff as well as costs associated with occupancy and depreciation on these new facilities.

The following table presents, for the periods indicated, the major categories of noninterest expense:

                                              Three Months Ended
                                                  March 31,
                                            ----------------------
                                                2001        2000
                                               ------      ------
                                            (Dollars in thousands)
Salaries and employee benefits                  $1,467      $1,271
Non-staff expenses:
   Net occupancy expenses                          278         198
   Depreciation and amortization                   247         154
   Goodwill amortization                            55          55
   Minority interest (trust preferred)             139         130
  Outside service fees                             342         179
   Other                                           697         383
                                                ------      ------
       Total noninterest expense                $3,225      $2,370
                                                ======      ======

Salaries and employee benefits for the three month period ended March 31, 2001 totaled $1.5 million, an increase of $196,000, or 15.4%, from $1.3 million for the three month period ending March 31, 2000. The change was due primarily to the hiring of professional staff related to the opening of additional banking centers.

Non-staff expenses increased $659,000, or 60.0%, to $1.8 million for the three month period ended March 31, 2001 from $1.1 million for the same period in 2000. The increase was principally due to one time fees and expenses related to the December 2000 merger, the conversion of the Bank's data processing systems and to the opening of additional banking centers.

Income Taxes

Income tax expense includes the regular federal income tax at the effective rate. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. Income tax expense decreased $17,000 or 7.4% to $212,000 for the three months ended March 31, 2001 compared with $229,000 for the three months ended March 31, 2000. The income tax decrease was due to lower pre-tax earnings partially offset by an increase in the Company's effective tax rate to 31% from 30%.

Earnings

For the three months ended March 31, 2001, the Company earned $471,000 or $0.20 per weighted average common share (basic and diluted), compared with $520,000 for the three months ended March 31, 2000, or $0.22 per weighted average common share (basic and diluted). This decrease in earnings is primarily due to the higher noninterest expenses as explained above.

FINANCIAL CONDITION

Loan Portfolio

Total loans net of unearned income were $134.9 million at March 31, 2001, an increase of $1.5 million, or 1.1%, from $133.5 million at December 31, 2000. Real estate loans increased $1.7 million and consumer loans decreased $812,000. Period end loans comprised 72.39% of average earning assets at March 31, 2001 compared with 72.85% at December 31, 2000.

The following table summarizes the loan portfolio by type of loan as of March 31, 2001 and December 31, 2000:

                                             March 31, 2001       December 31, 2000
                                          --------------------    ------------------
                                           Amount     Percent     Amount      Percent
                                          ---------   --------   ---------    -------
                                                    (Dollars in thousands)
Commercial and industrial                  $ 33,620     24.70%    $ 32,206      23.90%
Real estate:
   Construction and land development          8,609      6.33       13,014       9.66
   1-4 family residential                    18,259     13.42       18,251      13.54
   Home equity/junior liens                   1,653      1.21        1,640       1.22
   Commercial mortgages                      37,593     27.62       31,540      23.40
   Farmland                                   1,657      1.21        1,915       1.42
   Multifamily residential                    2,810      2.06        2,543       1.89
Agriculture                                   5,179      3.81        6,124       4.54
Consumer (1)                                 26,723     19.64       27,535      20.43
                                           --------    ------     --------     ------
   Total loans (2)                         $136,103    100.00%    $134,768     100.00%
                                           ========    ======     ========     ======

____________________
(1) Includes installment loans of $17.4 million for March 31, 2001 and $18.0 million for December 31, 2000.
(2) Includes unearned income of $1.16 million for March 31, 2001 and $1.3 million for December 31, 2000.

The Company's lending focus is on commercial mortgages, small and medium-sized business and consumer loans. The Company offers a variety of commercial lending products including term loans and lines of credit. A broad range of short to medium-term commercial loans, primarily collateralized, is made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. All loans in the one to four-family residential category were originated by the Company and are typically on a balloon structure.

Loans from $150,000 to $300,000 are evaluated and acted upon by the Officers Loan Committee, which meets weekly. Loans above that amount must be approved by the Directors Loan Committee, which also meets weekly.

Generally, commercial loans are made in the Company's primary market area and are underwritten on the basis of the borrower's ability to service such debt from income. The Company usually takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower. Working capital loans are primarily collateralized by short-term assets whereas term loans are usually collateralized by long-term assets.

A portion of the Company's lending activity is the origination of one to four-family residential mortgage loans collateralized by owner-occupied properties located in the Company's market areas. The Company offers a variety of mortgage loan products which generally are amortized over 5 to 25 years, with maturities typically not exceeding five years. Loans collateralized by one to four-family residential real estate generally have been originated in amounts of no more than 85% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance.

The Company make commercial mortgage loans to finance the purchase of real property which generally consists of real estate with completed structures. Commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and amortize over a 10 to 15 year period, with maturities of 3 to 5 years. In underwriting commercial mortgage loans, the Company considers the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit verification, appraisals and a review of the financial condition of the borrower.

The Company makes loans to finance the construction of residential and nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities. In keeping with the community-oriented nature of its customer base, the Company provides construction and permanent financing for churches located in its market area.

Consumer loans made by the Company include direct "A" credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan.

The contractual maturity ranges of the loan portfolio, excluding installment loans, and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2001 are summarized in the following table:

                                                                          March 31, 2001
                                                          ----------------------------------------------
                                                                     After One
                                                          One Year    Through     After Five
                                                          or Less    Five Years     Years        Total
                                                          --------   ----------   ----------   ---------
                                                                      (Dollars in thousands)

Commercial, industrial, real estate, agriculture and
    non-installment consumer                               $49,315      $59,076       $9,142    $117,533
                                                           =======      =======       ======    ========
Loans with a predetermined interest rate.                  $18,503      $32,038       $4,729    $ 55,270
Loans with a floating interest rate.                        30,812       27,038        4,413      66,263
                                                           -------      -------       ------    --------
    Total                                                  $49,315      $59,076       $9,142    $117,533
                                                           =======      =======       ======    ========

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS No. 114, as amended, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The fair value of impaired loans is based on either the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS Nos. 114 and 118 did not have a material adverse effect on our financial statements.

Nonperforming Assets

The Company follows several procedures to help maintain the overall quality of the loan portfolio. The Company established underwriting guidelines for its officers and monitors delinquency levels for any adverse trends. Additionally, the Company hired a third party to perform a loan review to increase the consistency of asset quality. There can be no assurance, however, that the loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

The Company records real estate acquired by foreclosure at the lesser of the outstanding loan balance or the fair value at the time of foreclosure, less estimated costs to sell. The Company requires appraisals on loans secured by real estate. With respect to potential problem loans, an evaluation of the borrower's overall financial condition is made to determine the need for possible write-downs or appropriate additions to the allowance for loan losses. The Company usually places a loan on non-accrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges-off loans before attaining non-accrual status. As of March 31, 2001, non-performing assets were $1.42 million. If non-performing loans had been current, gross income for the three months ended March 31, 2001 would have been approximately $104,000 higher. Net income for the three months ended March 31, 2001 included $4,281 from non-performing loans.

In September 2000, a significant debtor of the Bank filed a Chapter 11 bankruptcy petition. This debtor owed the Bank a total of $759,000 on two loans outstanding at December 31, 2000. Of the outstanding balances on these loans, $429,000 is collateralized by real estate with an estimated market value of $560,000. The remaining balance is further collateralized by accounts receivable, which may or may not help reduce the outstanding loan balances. During the last four months of 2000, the Bank increased its provision for credit losses by a total of $100,000 due to concerns about this loan. The potential loss on this contingency is further mitigated by the specified escrow reserve of $45,000 for these loans from the purchase of Dayton State Bank.

In March 2001, developments in the bankruptcy proceedings of this debtor indicated that collection of some of this receivable was doubtful. The Bank therefore charged off the doubtful balance of about $327,000 against the loan loss reserve. The Bank's loan loss reserve at December 31, 2000 and March 31, 2001 was deemed adequate to absorb this charge off. Therefore, no additional provisions was required at December 31, 2000 or at March 31, 2001 for this charge off.

The following table presents information regarding non-performing assets at the dates indicated:

                                                          March 31,    December 31,
                                                               2001            2000
                                                             ------          ------
                                                           (Dollars in thousands)
Nonaccrual loans                                             $  753          $1,216
90 days or more past due                                        350              84
Other real estate                                               317             305
                                                             ------          ------
   Total nonperforming assets                                $1,420          $1,605
                                                             ======          ======

Nonperforming assets to total loans and other real estate      1.05%           1.20%

Allowance for Credit Losses

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the loan portfolio by the loan review function and the annual examination of the financial statements by the Company's independent auditors. Charge-offs are made when loans are deemed to be uncollectible.

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Loans classified as "loss" are those loans which are in the process of being charged-off.

In addition to the internally classified loan list and delinquency list of loans, the Company maintain a separate "watch list" which further aids in monitoring loan portfolios. Watch list loans have one or more deficiencies that require attention in the short term or pertinent ratios of the loan account that have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for credit losses.

To determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. The Company establishes specific allowances for loans which it believes requires reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on historical charge-off experience. The Company then charges to operations a provision for loan losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

For the three months ended March 31, 2001, net charge-offs totaled $457,000, or 0.34%, of average loans outstanding for the period, compared with charge-offs of $70,000 for the three months ended March 31, 2000. The increase in charge-offs for the quarter ended March 31, 2001 was due primarily to the charge-off of $327,000 for one loan to a debtor that is in a bankruptcy proceeding. During the three months ended March 31, 2001, the Company recorded a provision for credit and overdraft losses of $215,000 compared with $135,000 for the same period in 2000. At March 31, 2001, the allowance totaled $894,000, or 0.66% of total loans, compared with $744,000, or 0.65% of total loans, at March 31, 2000.

In connection with the acquisition of Dayton State Bank, the Company withheld approximately $524,000 of the purchase price as a reserve for the performance of 29 specified loans. A specific amount of the aggregate reserve is allocated to each loan. This reserve is held in escrow in an account at Dayton State Bank. Pursuant to the escrow agreement, semiannual disbursements of the reserve are made to the former shareholders of Dayton State Bank only if a specific loan is paid-off or it is deemed satisfactory by the Company. The escrow arrangement will terminate about December 10, 2001, two years from the closing date. At that time, funds remaining in the escrow account will be transferred to the Bank's loan loss reserve. As of March 31, 2001, there have been disbursements of $47,000 from the escrow account.

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data:

                                                                                As of and for
                                                        Three Months Ended      the year ended
                                                          March 31, 2001      December 31, 2000
                                                        -------------------   ------------------
                                                                 (Dollars in thousands)
Average loans outstanding                                         $134,203             $122,356
                                                                  ========             ========
Total loans outstanding at end of period                          $134,938             $133,468
                                                                  ========             ========
Allowance for credit losses at beginning of period                $  1,136             $    680
Provision for credit losses                                            215                  701
Charge-offs:
   Commercial and industrial                                           435                  173
   Real estate and agricultural                                          -                    1
   Consumer                                                             83                  195
Recoveries:
   Commercial and industrial                                           (21)                 (41)
   Real estate and agricultural                                         (4)                  (2)
   Consumer                                                            (36)                 (81)
                                                                  --------             --------
Net charge-offs                                                        457                  245
                                                                  --------             --------
Allowance for credit losses at end of period                      $    894             $  1,136
                                                                  ========             ========
Ratio of allowance to end of period loans                             0.66%                0.85%
Ratio of net charge-offs to average loans                             0.34                 0.20
Ratio of allowance to end of period
   nonperforming loans                                               62.96                70.78

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information at March 31, 2001 and December 31, 2000. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                  March 31, 2001              December 31, 2000
                                                           --------------------------  ----------------------------
                                                                    Percent of Loans               Percent of Loans
                                                           Amount    to Total Loans     Amount      to Total Loans
                                                           ------   -----------------   -------   ------------------
                                                                            (Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial                                    $ 79              24.70%    $   13               23.90%
Real estate                                                   306              51.85        192               51.13
Agriculture                                                    24               3.81        100                4.54
Consumer                                                       34              19.64         43               20.43
Unallocated                                                   451                  -        788                   -
                                                             ----              -----     ------               -----
     Total allowance for credit losses                       $894              100.0%    $1,136               100.0%
                                                             ====              =====     ======               =====

When management can identify specific loans or categories of loans requiring specific amounts of reserve, allocations are assigned to those categories. Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of unidentified potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. The Company's recent rate of charge-offs is low due in part to an extremely beneficial economic environment. Management, along with a number of economists, has perceived during the past year an increasing instability in the national and Southeast Texas economies and a worldwide economic slowdown that could contribute to job losses and otherwise adversely affect a broad variety of business sectors. In addition, as the Company has grown, its aggregate loan portfolio has increased. By virtue of increased capital levels, is able to make larger loans, thereby increasing the possibility of one bad loan having a larger adverse impact. Accordingly, management believes that the maintenance of an unallocated reserve in the current amount is prudent and consistent with regulatory requirements.

The Company believes that the allowance for credit losses at March 31, 2001 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2001.

Securities

The Company uses its securities portfolio both as a source of income and as a source of liquidity. At March 31, 2001, investment securities totaled $34.8 million, a decrease of $12.0 million, or 25.6%, from $46.8 million at December 31, 2000. At March 31, 2001, securities represented 15.8% of total assets compared with 21.7% of total assets at December 31, 2000.

The following table presents the amortized cost and fair value of securities classified as available-for-sale at March 31, 2001.

                                                                 March 31, 2001
                                                 ----------------------------------------------
                                                               Gross        Gross
                                                 Amortized   Unrealized   Unrealized     Fair
                                                   Cost        Gains        Losses      Value
                                                 ---------   ----------   ----------   --------
                                                             (Dollars in thousands)
U.S. Treasury securities and obligations of
 U.S. government agencies.                         $   993   $    -              $ 3    $   990

Mortgage-backed securities                          15,039           41            8     15,072
States and political subdivisions                    8,113          328            -      8,441
                                                   -------         ----          ---    -------
   Total                                           $24,145         $353          $12    $24,503
                                                   =======         ====          ===    =======


The following table presents the amortized cost and fair value of securities classified as held-to-maturity at March 31, 2001:

                                                                 March 31, 2001
                                                 ----------------------------------------------
                                                               Gross        Gross
                                                 Amortized   Unrealized   Unrealized     Fair
                                                   Cost        Gains        Losses      Value
                                                 ---------   ----------   ----------   --------
                                                             (Dollars in thousands)
U.S. Treasury securities and obligations of
 U.S. government agencies.                         $ 7,500          $ 1           $5    $ 7,496

Mortgage-backed securities                               -            -            -          -
States and political subdivisions                    2,767           53            -      2,820
                                                   -------          ---           --    -------
   Total                                           $10,267          $54           $5    $10,316
                                                   =======          ===           ==    =======

Mortgage-backed securities are securities which pool real estate mortgages and which are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

At March 31, 2001, all of the mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 16 years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase.

The following table summarizes the contractual maturity of investment securities and their weighted average yields (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                                          March  31, 2001
                                ------------------------------------------------------------------------------------------
                                                 After One Year     After Five Years
                                  Within One       but Within         but Within         After Ten
                                     Year          Five Years         Ten Years            Years                Total
                                --------------  -----------------  ----------------  ------------------  -----------------
                                Amount  Yield    Amount    Yield    Amount   Yield    Amount     Yield    Amount    Yield
                                ------  ------  ---------  ------  --------  ------  ---------  -------  ---------  ------
                                                                 (Dollars in thousands)
U.S. Treasury securities and
 obligations of U.S.
 government agencies             $   -      -%    $  7,000   5.5%    $1,493   5.91%    $     -       -%    $ 8,493   5.78%
Mortgage-backed securities           -      -           -                 -      -      15,039    6.23      15,039   6.20
States and political               361   7.82       4,003   7.15      6,044   7.11         472    7.74      10,880   7.22
 subdivisions                     ----   ----     -------   ----     ------   ----     -------    ----     -------   ----
   Total/(1)/                     $361   7.82%    $11,003   6.10%    $7,537   6.87%    $15,511    6.28%    $34,412   6.41%
                                  ====   ====     =======   ====     ======   ====     =======    ====     =======   ====

---------------
(1) Table does not include$50,000 of Texas Independent Bank Stock or $351,000 of FHLB stock. The tax-exempt states and political subdivisions are not calculated on a tax-equivalent basis.

The Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

Deposits

The Company offers a variety of deposit accounts with a wide range of interest rates and terms. The Company's deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

Total deposits at March 31, 2001 were $193.3 million compared with $188.0 million at December 31, 2000, an increase of $5.3 million, or 2.8%. At March 31, 2001 noninterest-bearing deposits accounted for approximately 36.8% of total deposits compared with 37.1% of total deposits at December 31, 2000. Interest-bearing deposits totaled $122.2 million, or 63.2%, of total deposits at March 31, 2001 compared with $118.2 million, or 62.9%, of total deposits at December 31, 2000.

The average balances and weighted average rates paid on deposits for the period ended March 31, 2001, are presented below:

                                           Three Months Ended       Year Ended
                                              March 31, 2001    December 31, 2000
                                         -----------------------------------------
                                          Amount     Rate     Amount       Rate
                                         ---------   -----   ---------   --------
Interest-bearing checking                 $ 14,712   1.65%    $ 16,107       2.60%
Regular savings                             14,462   2.22       14,054       2.90
Money market savings                        27,018   3.92       27,904       3.23
Time deposits                               64,533   6.18       59,497       5.51
                                          --------   ----     --------       ----
    Total interest-bearing deposits        120,725   4.14%     117,562       4.26%
Noninterest-bearing deposits                70,471              71,051
                                          --------            --------
    Total deposits                        $191,196            $188,613
                                          ========            ========

The following table sets forth the amount of our certificates of deposit that were $100,000 or greater by time remaining until maturity at March 31, 2001:

                                           March 31, 2001
                                       ----------------------
                                       (Dollars in thousands)
Three months or less                           $ 6,830
Over three through six months.                   8,919
Over six months through 12 months                7,445
Over 12 months                                   1,348
                                               -------
   Total deposits                              $24,542

Other Borrowings

During the first quarter of 2001, the Company, through its subsidiary, the Trust, issued $6.0 million of floating rate capital securities. The Company used part of the proceeds to redeem all of the Company's outstanding 10.375% subordinated debentures underlying the trust preferred securities held by a third party.

Deposits are the primary source of funds for our lending and investing activities. Occasionally, the Company obtains additional funds from correspondent banks. At March 31, 2001, the Company had no funds borrowed from correspondent banks. In the quarter ended March 31, 2001, the Company entered into an agreement with another commercial bank to borrow up to $500,000 under a revolving line of credit. At March 31, 2001, the Company had no borrowings under this line.

Liquidity

The Company's asset and liability management policy is intended to maintain adequate liquidity and thereby enhance its ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements and otherwise sustain operations. The Company accomplishes this through management of the maturities of its interest-earning assets and interest-bearing liabilities. To the extent practicable, the Company attempts to match the maturities of its rate sensitive assets and liabilities. Liquidity is monitored daily and overall interest rate risk is assessed through reports showing both sensitivity ratios and existing dollar "gap" data. The Company believes its present position to be adequate to meet its current and future liquidity needs.

The liquidity of the Company is maintained in the form of readily marketable investment securities (i.e., U.S. Treasury bills), demand deposits with commercial banks, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the Company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits. In addition to the liquidity provided by the foregoing, the Company has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed.

Capital Resources

Total stockholders' equity was $17.7 million at March 31, 2001 compared with $17.3 million at December 31, 2000, an increase of $428,000 or 2.5%. The increase was primarily due to the Company's earnings net of the change in accumulated other comprehensive loss.

Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve ("Federal Reserve") and the Bank is subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation ("FDIC"). Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards of the Federal Reserve require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The Bank is classified "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of March 31, 2001 to the minimum and well-capitalized regulatory standards:

                                        MINIMUM REQUIRED     TO BE WELL CAPITALIZED        ACTUAL
                                           FOR CAPITAL      UNDER PROMPT CORRECTIVE       RATIO AT
                                        ADEQUACY PURPOSES      ACTION PROVISIONS       MARCH 31, 2001
                                        -----------------   ------------------------   ---------------
THE COMPANY
   Leverage ratio                             3.00%(1)                N/A                   8.81%
   Tier 1 risk-based capital ratio            4.00                    N/A                  13.64
   Risk-based capital ratio                   8.00                    N/A                  14.29
THE BANK
   Leverage ratio                             3.00%(2)                5.00%                 8.32%
   Tier 1 risk-based capital ratio            4.00                    8.00                 12.89
   Risk-based capital ratio                   8.00                   10.00                 13.64

-------------------
(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  a. Not applicable

  b. Not applicable

  c. Not applicable

  d. Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:  None

  b. No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PARADIGM BANCORPORATION, INC.
                                            (Registrant)



Date: May 15, 2001                       /s/  Peter E. Fisher
                                         -------------------------------
                                         Peter E. Fisher
                                         President and Chief Executive Officer


Date:  May 15, 2001                      /s/  Brad Fagan
                                         --------------------------------
                                         Brad Fagan
                                         Executive Vice President and
                                         Chief Financial Officer