Form 10QSB
period 2001-06-30
PARADIGM BANCORPORATION INC
filed 2001-08-14
CIK 1101845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                 FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

As of August 10, 2001, there were 2,375,000 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                         PARADIGM BANCORPORATION, INC.
                             Index to Form 10-QSB


                                                                                                  Page

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS.............................        1

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
          Statements of Condition as of June 30, 2001 (Unaudited) and December 31, 2000....        3
          Statements of Earnings for the Three Months and Six Months Ended
            June 30, 2001 and 2000 (Unaudited).............................................        4
          Statements of Cash Flows for the Six Months Ended
            June 30, 2001 and 2000 (Unaudited).............................................        5
          Notes to Condensed Financial Statements..........................................        6
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................................        7

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.................................................................       17
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................       17
Item 3.  DEFAULTS UPON SENIOR SECURITIES...................................................       17
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................       17
Item 5.  OTHER INFORMATION.................................................................       17
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................       17

SIGNATURES.................................................................................       18

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss future expectations, plans, strategies, activities or events, and they are subject to risks and uncertainties. Forward-looking statements do not present strictly historical or current facts. They often include words such as believe, expect, anticipate, intend or plan, or words of similar meaning, or future or conditional verbs such as will, would, should, or may. The company does not plan to update these forward-looking statements to reflect events or changes that occur after they are made.

Actual results may differ materially from what is expressed in any forward-looking statement. Some of the important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

     changes in interest rates and market prices, which could reduce the company's net interest margins, asset valuations and expense expectations;

     changes in the levels of loan prepayments and the resulting effects on the value of the company's loan portfolio;

     changes in local economic and business conditions which could adversely affect the company's customers and their ability to transact profitable business with us, including the ability of the company's borrowers to repay their loans according to their terms or could reduce the value of the related collateral;

     increased competition for deposits and loans adversely affecting rates and terms;

     the timing, impact and other uncertainties of the company's ability to enter new markets successfully and capitalize on growth opportunities;

     increased credit risk in the company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

     the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

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

     the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

     changes in statutes and government regulations or their interpretations applicable to banks and the company's present and future subsidiaries, including changes in banking regulation and tax rates.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                           JUNE 30,                 DECEMBER 31,
                          ASSETS                                             2001                       2000
                                                                          --------                 ------------
Cash and due from banks                                                  $ 16,908,763               $ 15,768,594
Federal funds sold                                                          8,675,000                          -
                                                                         ------------               ------------
     Total cash and cash equivalents                                       25,583,763                 15,768,594

Interest-bearing deposits in financial institutions                           691,000                  1,479,000
Securities available for sale, at fair value                               35,863,201                 27,767,213
Securities to be held to maturity , at amortized cost                       3,159,126                 18,983,049
Texas Independent Bankers' Association stock                                   50,000                     50,000
Federal Home Loan Bank stock                                                  388,200                    350,600

Loans                                                                     145,920,297                133,468,253
Less allowance for credit losses                                           (1,166,747)                (1,136,068)
                                                                         ------------               ------------
     Loans, net                                                           144,753,550                132,332,185

Accrued interest receivable                                                 1,559,875                  1,743,799
Real estate acquired by foreclosure                                           421,552                    305,331
Premises and equipment, net                                                12,189,806                 11,406,558
Goodwill, net                                                               3,408,669                  3,434,426
Other assets                                                                2,126,228                  1,683,682
                                                                         ------------               ------------
     TOTAL ASSETS                                                        $230,194,970               $215,304,437
                                                                         ============               ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
     Noninterest-bearing                                                 $ 75,565,438               $ 69,808,920
     Interest-bearing deposits                                             54,478,681                 56,177,248
     Interest-bearing, certificates of deposit                             73,539,208                 62,018,694
                                                                         ------------               ------------
     Total Deposits                                                       203,583,327                188,004,862

     Accrued interest payable                                                 716,805                    596,922
     Federal funds purchased                                                        -                  1,500,000
     Due to former shareholders                                               874,947                  1,305,644
     Other liabilities                                                      1,526,929                  1,515,730
                                                                         ------------               ------------
     TOTAL LIABILITIES                                                    206,702,008                192,923,158
                                                                         ------------               ------------

Commitments and Contingencies

Company obligated mandatorily redeemable trust preferred
     securities of subsidiary trust                                         6,000,000                  5,125,000
                                                                         ------------               ------------
STOCKHOLDERS' EQUITY
     Preferred stock, $10 par value, 10,000,000 shares authorized,
       1 share issued and outstanding                                              10                         10
     Common stock, $1 par value, 25,000,000 shares authorized,
       2,375,000 shares issued and outstanding                              2,375,000                  2,375,000
     Capital surplus                                                       10,793,381                 10,793,381
     Retained earnings                                                      4,207,760                  3,798,809
     Accumulated other comprehensive income , net of tax                      116,811                    289,079
                                                                         ------------               ------------
     TOTAL STOCKHOLDERS' EQUITY                                            17,492,962                 17,256,279
                                                                         ------------               ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $230,194,970               $215,304,437
                                                                         ============               ============

See accompanying notes.

                PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                UNAUDITED

                                                                           THREE MONTHS                     SIX MONTHS
                                                                           ENDED JUNE 30                  ENDED JUNE 30
                                                                    -------------------------       -------------------------
                                                                        2001          2000              2001          2000
                                                                    ----------     ----------       -----------    ----------
Interest Income
      Interest and fees on loans                                    $3,198,590     $3,024,870       $6,422,743     $5,755,726
      Investment securities                                            534,040        803,943        1,155,188      1,641,634
      Federal funds sold                                               155,681         60,081          268,040        190,552
                                                                    ----------     ----------       ----------     ----------
      TOTAL INTEREST INCOME                                          3,888,311      3,888,894        7,845,971      7,587,912

INTEREST EXPENSE, DEPOSITS AND DEBT                                  1,367,076      1,188,772        2,762,403      2,336,412
                                                                    ----------     ----------       ----------     ----------
NET INTEREST INCOME                                                  2,521,235      2,700,122        5,083,568      5,251,500

PROVISION FOR CREDIT LOSSES                                            371,141        135,000          586,141        270,000
                                                                    ----------     ----------       ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                2,150,094      2,565,122        4,497,427      4,981,500
                                                                    ----------     ----------       ----------     ----------
NON INTEREST INCOME
      Customer service fees                                          1,069,502        864,321        2,098,227      1,629,952
      Gain on sale of loans                                                  -              -           20,104              -
      Gain on sale of securities                                             -            (10)         378,327              -
      Other non interest income                                         40,385        (26,180)         173,588         41,753
                                                                    ----------     ----------       ----------     ----------
      TOTAL NON INTEREST INCOME                                      1,109,887        838,131        2,670,246      1,671,705
                                                                    ----------     ----------       ----------     ----------
NON INTEREST EXPENSES
      Salaries and employee benefits                                 1,432,469      1,160,909        2,899,661      2,389,112
      Net occupancy expense                                            273,638        182,176          551,839        380,327
      Outside service fees                                             346,261        178,787          688,551        334,485
      Depreciation and amortization                                    315,159        211,784          617,414        420,527
      Minority interest expense, company obligated mandatorily
      redeemable trust preferred securities of subsidiary trust        149,201        132,930          288,472        262,953
      Other non interest expenses                                      661,839        661,072        1,357,960      1,240,662
                                                                    ----------     ----------       ----------     ----------
      TOTAL NON INTEREST EXPENSES                                    3,178,567      2,527,658        6,403,897      5,028,066
                                                                    ----------     ----------       ----------     ----------
NET INCOME BEFORE INCOME TAX EXPENSE                                    81,414        875,595          763,776      1,625,139

INCOME TAX EXPENSE                                                       1,454        314,606          212,954        543,713
                                                                    ----------     ----------       ----------     ----------
CONSOLIDATED NET INCOME                                                 79,960        560,989          550,822      1,081,426

OTHER COMPREHENSIVE INCOME (LOSS)
      Unrealized gain (loss) on available for sale securities         (128,793)        33,141         (172,268)         9,516
                                                                    ----------     ----------       ----------     ----------
COMPREHENSIVE INCOME (LOSS)                                         $  (48,833)    $  594,130       $  378,554     $1,090,942
                                                                    ==========     ==========       ==========     ==========
EARNINGS PER SHARE, BASIC AND DILUTED                                    $0.03          $0.24            $0.23          $0.46
                                                                    ==========     ==========       ==========     ==========

See accompanying notes.

                PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   UNAUDITED

                                                                                     2001                           2000
                                                                                    ------                         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Consolidated net income                                                     $    550,822                     $  1,081,426
                                                                                ------------                     ------------
    Adjustments to reconcile consolidated net income to
     net cash provided by operating activities:
     Provision for credit losses                                                     586,141                          270,000
     Depreciation and amortization of fixed assets                                   521,206                          310,316
     Amortization of goodwill                                                         96,208                          110,211
     Net amortization/accretion on securities                                        (11,206)                           6,032
     Gain on sales of securities                                                    (378,327)                               -
    Changes in assets and liabilities:
     Accrued interest receivable                                                     183,924                          (98,128)
     Real estate acquired by foreclosure                                            (116,221)                           6,032
     Other assets                                                                   (643,526)                         (27,039)
     Accrued interest payable                                                        119,883                           41,185
     Other liabilities                                                                11,199                         (368,129)
                                                                                ------------                     ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                       920,103                        1,331,906
                                                                                ------------                     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of interest-bearing deposits
     in financial institutions                                                       884,000                        2,470,000
     Purchase of interest-bearing deposits in financial
     institutions                                                                    (96,000)                        (587,000)
     Proceeds from maturities, calls and paydowns of securities                   19,852,866                        2,829,900
     Proceeds from sales of securities                                            16,126,666                                -
     Purchase of securities                                                      (28,034,332)                               -
     Net change in loans                                                         (13,007,506)                     (13,111,294)
     Payments due to former shareholders                                            (430,697)                      (5,066,805)
     Purchases of premises and equipment, net                                     (1,162,074)                        (475,058)
     Other                                                                           (49,451)                         (57,849)
                                                                                ------------                     ------------
     NET CASH USED BY INVESTING ACTIVITIES                                        (5,916,528)                     (13,998,106)
                                                                                ------------                     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                                       15,578,465                       (2,356,611)
     Decrease in federal funds purchased                                          (1,500,000)                               -
     Retirement of trust preferred securities                                     (5,125,000)                               -
     Issuance of trust preferred securities                                        6,000,000                                -
     Dividend payments on common stock                                              (141,871)                        (236,773)
                                                                                ------------                     ------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             14,811,594                       (2,593,384)
                                                                                ------------                     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               9,815,169                      (15,259,584)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  15,768,594                       26,539,386
                                                                                ------------                     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 25,583,763                     $ 11,279,802
                                                                                ============                     ============
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash interest payments                                                     $  2,642,520                     $  2,216,529
     Cash paid for income taxes                                                 $    210,000                     $    553,700
     Acquisition of real estate through foreclosure                             $    135,128                     $     71,004


See accompanying notes.

                PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000

NOTE A    BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-KSB of Paradigm Bancorporation, Inc. and Subsidiaries for the year ended December 31, 2000, and to the consolidated financial statements and notes thereto included in the quarterly report on Form 10-QSB for the quarter ended March 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE B    EARNINGS PER COMMON SHARE

          Earnings per common share (EPS) were computed based on the following:

                                                                         THREE MONTHS                 SIX MONTHS
                                                                         ENDED JUNE 30               ENDED JUNE 30
                                                                   -----------------------        ------------------
EARNINGS PER SHARE CALCULATION                                       2001           2000           2001        2000
------------------------------                                     --------       --------        ------     -------
Consolidated net income                                            $ 79,960     $  560,989     $ 550,822   $1,081,426
Weighted average shares outstanding,
  basic and diluted                                               2,375,000      2,375,000     2,375,000    2,375,000
                                                                  ---------     ----------     ---------   ----------
      Earnings per share, basic and diluted                       $    0.03     $     0.24     $    0.23   $     0.46
                                                                  ---------     ----------     ---------   -----------

          Because no options have vested yet, there were no material dilutive securities as of June 30, 2001 and 2000.

NOTE C  TRUST PREFERRED SECURITIES

          In 2001, the company formed Paradigm Capital Trust II (Trust II), a statutory business trust, under the laws of the State of Delaware. In February 2001, Trust II sold 600,000 Floating Rate Cumulative Trust Preferred Securities for $6,000,000 cash. These securities are registered with the Securities and Exchange Commission and are traded in the over the counter market. The trust preferred securities of Trust II have a $10 liquidation preference, provide for quarterly interest payments at the three month LIBOR rate plus 4.5%, and must be redeemed no later than February 20, 2031. The trust preferred securities may be redeemed on or after February 20, 2006 if certain conditions are met (including approval from the Federal Reserve, if then required). Proceeds of this sale were used primarily to pay off the existing outstanding trust preferred securities of Trust I for $5,201,814, which included accrued interest of about $77,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SIGNIFICANT DEVELOPMENTS

In the quarter ended December 31, 2000, Paradigm Bancorporation, Inc. (the company), changed the name of Woodcreek Bank to Paradigm Bank Texas (the bank) to reflect its broader geographic and more diverse market.

In December 2000, the company merged Dayton State Bank into Paradigm Bank Texas. The merger was undertaken to capitalize on synergies available to expand and improve services offered to our banking customers, and to develop efficiencies from a unified management and operating approach. Merging the banks will enable us to focus our marketing and management efforts on one bank, and to consolidate the management, loan processing, back office and accounting operations.

During the first quarter of 2001, Paradigm Bancorporation, Inc., formed a new, wholly-owned Delaware statutory business trust, Paradigm Capital Trust II (Trust
II), which issued $6 million of floating rate capital securities. Trust II invested the proceeds in an equivalent amount of the company's floating rate junior subordinated debentures due February 20, 2031 (debentures). These debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated February 20, 2001) of the company. The company has fully and unconditionally guaranteed Trust II's obligations under these capital securities.

For financial reporting purposes, Trust II is treated as a subsidiary of the company and consolidated in the corporate financial statements. The capital securities are eligible to be treated as Tier 1 capital by the board of Governors of the Federal Reserve System (Federal Reserve), within certain constraints. The treatment of the capital securities as Tier 1 capital and the deductibility of interest on the Debentures for federal income tax purposes made this an attractive way to raise capital. The company received proceeds of $6 million, of which $5.2 million was used to redeem all of the company's outstanding 10.375% subordinated debentures, including accrued interest of $77,000, and the remainder was used to pay expenses associated with the offering and for general corporate purposes.

In the 12 months ended June 30, 2001, the bank opened three new banking centers, giving the bank 12 branches, an increase of 33% in 12 months. These locations will help the bank expand its northwest Houston market to the Copperfield area, strengthen its north Houston presence on FM 1960 and establish a Galveston presence in downtown Galveston. The three new locations are listed below.


Banking Center                                        Location                    Opened
---------------                                      ----------                   ------
Copperfield Banking Center              8686 Highway 6 North, Houston, Texas   August 2000
Gladebrook Banking Center               3934 FM 1960 West, Houston, Texas      December 2000
Galveston Community Banking Center      2424 Market Street, Galveston, Texas   May 2001

Based upon the proximity of our Copperfield and Gladebrook branches, we have elected not to renew the lease on our Cy-Fair Banking Center, which is located between those two. Management believes that closing this location will provide cost savings without a material reduction in loans or deposits, and without material charges to income. Due to regulatory notification requirements, this branch will be closed in the quarter ending December 31, 2001. The bank will have eleven banking centers open after closing the Cy-Fair location.

During the first half of 2001, the Federal Reserve decreased its discount rates several times, totaling 275 basis points. Due to rate re-pricing differences among the company's interest bearing assets and liabilities, these rate reductions effectively lowered the company's net interest margin by 45 basis points for the first half of 2001 versus the same period in 2000.

Changing the bank name, merging the two banks, staffing and establishing new locations, establishing a consolidated operations center and modernizing computer systems all represent investments in the future which increased costs in the half-year ended June 30, 2001. The company incurred significant costs to accomplish its bank merger and system modernization. It is expected to take several months before a new banking center makes a profit contribution. Due to these costs and lower net interest margins and other factors explained below under Results of

Operations, net income for the six months ended June 30, 2001 was $551,000, down $531,000 from the same period last year.

Despite the downward pressure on earnings, the company achieved significant asset and deposit growth in the six months ended June 30, 2001. Total assets grew to $230.2 million at June 30, 2001 from $215.3 million at December 31, 2000, an increase of $14.9 million, or 6.9%. Net loans increased to $144.8 million at June 30, 2001 from $132.3 million at December 31, 2000, an increase of $12.5 million, or 9.4%. Total deposits grew $15.6 million, or 8.3%, in the first half of 2001, to $203.6 million at June 30, 2001.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, a main source of the company's earnings, is the amount by which interest income exceeds interest expense. Interest rate fluctuations and changes in the amount and type of earning assets and liabilities combine to affect net interest income. Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are called rate changes. Changes in the amount and mix of interest-earning assets and interest-bearing liabilities are referred to as volume changes.

Net interest income before provision for credit losses decreased $179,000, 3.2%, and $168,000, 6.6%, for the three-month and six-month periods ended June 30, 2001, respectively, compared with the same periods last year. Following discount rate reductions by the Federal Reserve, the interest rates earned on the bank's interest-earning assets decreased sooner and more significantly than the rates paid on the bank's interest-bearing liabilities. Due to the Federal Reserves rate reductions, the company's net interest margins were 83 and 45 basis points lower for the first quarter and half of 2001, respectively, than for the same periods in 2000. Interest yields, costs and margins are analyzed in dollars and rates in the Consolidated Yield Tables shown below for the three-month and six-month periods ended June 30, 2001.


CONSOLIDATED YIELD ANALYSIS                              THREE MONTHS ENDED JUNE 30, 2001  THREE MONTHS ENDED JUNE 30, 2000
                                                         --------------------------------  ---------------------------------
                                                                                   YIELD                              YIELD
                                                         AVERAGE                    OR       AVERAGE                   OR
                                DOLLARS IN THOUSANDS     BALANCE      INTEREST    RATE(4)    BALANCE    INTEREST     RATE(4)
                                                         -------      --------    -------    -------    --------     -------
AVERAGE ASSETS
Interest-earning assets:
  Loans                                                  $138,109      $3,199     9.27%      $117,910     $3,025      10.26%
  Securities (1)                                           35,528         534     6.01         49,394        804       6.51
  Federal funds sold and other temporary investments       14,684         155     4.22          7,017          60       3.42
                                                         --------      ------                --------     ------
     Total interest earning assets                        188,321       3,888     8.26        174,321      3,889       8.92
     Less allowance for credit losses                      (1,167)                               (766)
                                                         --------                            --------
     Interest-earning assets, net of allowance            187,154                             173,555
     Non interest earning assets                           35,432                              31,827
                                                         --------                            --------
       Total assets                                      $222,586                            $205,382
                                                         ========                            ========
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits                       $ 13,521      $   43     1.27%      $ 15,257     $   63       1.65%
  Savings and money market deposits                        41,430         340     3.28         40,665        312       3.07
  Certificates of deposit                                  68,196         984     5.77         58,124        800       5.51
  Federal funds purchased and other debt                        -           -        -            914         14       6.13
                                                         --------      ------                --------     ------
       Total interest-bearing liabilities                 123,147       1,367     4.44        114,960      1,189       4.14
Non interest-bearing liabilities:
  Non interest-bearing demand deposits                     73,018                              66,864
  Other liabilities                                         3,051                               2,682
                                                         --------                            --------
       Total liabilities                                  199,216                             184,506
Company obligated mandatorily-redeemable
  trust preferred securities                                5,781                               5,125
Shareholders' equity                                       17,589                              15,751
                                                         --------                            --------
       Total liabilities and shareholders' equity        $222,586                            $205,382
                                                         ========                            ========
Net interest rate spread                                                          3.82%                                4.79%
                                                                       ------                             ------
Net interest income and margin (2)                                     $2,521     5.39                    $2,700       6.22
                                                                       ======                             ======
Net interest income and margin, tax equivalent basis (3)               $2,671     5.71                    $2,766       6.37
                                                                       ======                             ======

                                                          SIX MONTHS ENDED JUNE 30, 2001    SIX MONTHS ENDED JUNE 30, 2000
                                                         --------------------------------  ---------------------------------
                                                                                   YIELD                              YIELD
                                                         AVERAGE                    OR       AVERAGE                   OR
                               DOLLARS IN THOUSANDS      BALANCE      INTEREST    RATE(4)    BALANCE    INTEREST     RATE(4)
                                                         -------      --------    -------    -------    --------     -------
AVERAGE ASSETS
Interest-earning assets:
  Loans                                                   $136,156     $6,423     9.43%       $117,325     $5,756    9.81%
  Securities (1)                                            38,912      1,155     5.94          54,313      1,642    6.05
  Federal funds sold and other temporary investments        11,912        268     4.50           6,544        190    5.82
                                                          --------     ------                 --------     ------
    Total interest earning assets                          186,980      7,846     8.39         178,182      7,588    8.52
    Less allowance for credit losses                        (1,179)                               (755)
                                                          --------                            --------
       Interest-earning assets, net of allowance           185,801                             177,427
                                                          --------                            --------
    Non interest earning assets                             34,279                              29,980
                                                          --------                            --------
       Total assets                                       $220,080                            $207,407
                                                          ========                            ========

AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits                        $ 14,117     $  103     1.46%       $ 17,617     $  142    1.61%
  Savings and money market deposits                         41,455        680     3.28          42,702        764    3.58
  Certificates of deposit                                   66,365      1,967     5.93          54,324      1,416    5.21
  Federal funds purchased and other debt                       419         12     5.72             457         14    6.13
                                                          --------     ------                 --------     ------
       Total interest-bearing liabilities                  122,356      2,762     4.51         115,100      2,336    4.06

 Non interest-bearing liabilities:
   Non interest-bearing demand deposits                     71,745                              66,221
   Other liabilities                                         2,777                               5,286
                                                          --------                            --------
        Total liabilities                                  196,878                             186,607

 Company obligated mandatorily-redeemable
   trust preferred securities                                5,672                               5,125
 Shareholders' equity                                       17,530                              15,675
                                                          --------                            --------
        Total liabilities and shareholders' equity        $220,080                            $207,407
                                                          ========                            ========
 Net interest rate spread                                                         3.88%                              4.46%
                                                                       ------                              ------
 Net interest income and margin (2)                                    $5,084     5.47                     $5,252    5.92
                                                                       ======                              ======
 Net interest income and margin, tax equivalent basis (3)              $5,303     5.71                     $5,354    6.04
                                                                       ======                              ======

(1) Yield on securities is based on amortized cost and does not include unrealized gains or losses.
(2) Net interest margin equals net interest income divided by average interest-earning assets.
(3) To make pretax income and yields on tax exempt investments and loans comparable to those for taxable investments and loans, a tax-equivalent adjustment was computed using the federal income tax rate of 34%.
(4) Yields and rates are annualized.

For the quarter ended June 30, 2001, average earning assets increased $13.6 million, 7.8%, mainly due to loan growth, and average interest bearing liabilities increased $8.2 million, 7.1%, due mainly to growth in time deposits, compared with the same quarter last year. The effects of declining interest rates resulted in a lower average yield on interest earning assets. The company's rates for deposits did not decline at the same pace, resulting in higher average interest costs for the quarter compared with the 2000 quarter. The result was lower net interest income despite the loan growth.

For the half ended June 30, 2001, average interest earning assets increased $8.4 million, 4.7%, while average interest bearing liabilities increased $7.3 million, 6.3%, compared with the same period in 2000. Loan growth in the first half of 2001 overcame lower yields on interest earning assets to provide higher interest earned compared with 2000. But, higher rates paid to stimulate deposit growth increased average interest cost for the period, resulting in lower net interest income for the first half of 2001 versus 2000. The relative effects of volume and rate changes on interest income and expense are analyzed in the Interest Volume-Rate Changes table below.


INTEREST VOLUME-RATE CHANGES TABLE                                     COMPARED TO                         COMPARED TO
                                                             SIX MONTHS ENDED JUNE 30, 2000     THREE MONTHS ENDED JUNE 30, 2000
                                                             ------------------------------     --------------------------------
                                                               INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
                             DOLLARS IN THOUSANDS            VOLUME       RATE       TOTAL        VOLUME     RATE      TOTAL
                                                             ------      ------      -----        ------    ------     -----
AVERAGE INTEREST-EARNING ASSETS
Loans                                                        $ 924       $(257)      $ 667        $ 518     $(344)     $ 174
Securities                                                    (466)        (21)       (487)        (226)      (44)      (270)
Federal funds sold and other temporary investments             156         (79)         77           66        29         95
                                                             -----       -----       -----        -----     -----      -----
      Total increase (decrease) in interest income             615        (357)        258          358      (359)        (1)
                                                             -----       -----       -----        -----     -----      -----
AVERAGE INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits                             $ (28)      $ (11)      $ (39)       $  (7)    $ (13)     $ (20)
Savings and money market deposits                              (22)        (62)        (84)           6        22         28
Certificates of deposit                                        314         237         551          139        45        184
Federal funds purchased and other debt                          (1)         (1)         (2)         (14)        -        (14)
                                                             -----       -----       -----        -----     -----      -----
      Total increase in interest expense                       262         164         426          123        55        178
                                                             -----       -----       -----        -----     -----      -----
         Increase (decrease) in net interest income          $ 352       $(521)      $(168)       $ 235     $(414)     $(179)
                                                             =====       =====       =====        =====     =====      =====

Note: some rows and columns in the above table do not total exactly due to rounding.

If the Federal Reserve or other market factors continue to reduce interest rates, the rate effect will continue to apply downward pressure on net interest income. Management will seek to offset these effects with continued loan growth and investment management. Generally, it is expected that the company's earnings will be lower in a declining rate environment.

Provision for Credit Losses

The provision for credit losses was $371,000 and $586,000 for the three months and six months ended June 30, 2001, respectively. These provisions were 175% and 117% more, respectively, than for the same periods in 2000. Average total loans increased $20.2 million, 17.1%, and $18.8 million, 16.1%, for the same periods. The provision was increased due to the loan growth and to provide for certain loans that increased in risk of loss in the second quarter of 2001. Future quarterly provisions will be based on information available then, but are expected to be lower for the remaining quarters of 2001 than for the quarter ended June 30, 2001, but higher than quarterly provisions made in 2000.

The provision for credit losses represents charges to income to bring the total allowance for credit losses to a level deemed appropriate by management based on such factors as the company's historical loan loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors. Please refer to the subsequent discussion in Allowance for Credit Losses for more insight into management's approach and methodology for estimating the allowance for credit losses.

Noninterest Income

Noninterest income grew $272,000, 32.4%, and $999,000, 59.7%, to $1.1 million and $2.7 million for the quarter and half ended June 30, 2001, compared with the same periods in 2000. These increases were due mainly to service charges on deposit accounts and other banking service fees, plus gains on sales of securities. Customer service fees increased $205,000 and $468,000 for the quarter and half ended June 30, 2001, respectively, versus the same periods last year. These revenues increased due to a combination of growth in average deposits and fee increases. The company also realizes noninterest income for occasional sales of loans, investment securities and fixed assets. The company recognized a $378,000 gain on the sale of investment securities in the first quarter of 2001, due to appreciation resulting from declining interest rates.
No other significant gains or losses on sales occurred in the first halves of 2001 or 2000.

Noninterest Expense

Total noninterest expenses increased $651,000, 25.8%, and $1.4 million, 27.4%, to $3.2 million and $6.4 million for the quarter and half ended June 30, 2001, respectively, compared with the same periods last year. Noninterest expenses include salaries and benefits, occupancy costs, depreciation and amortization of fixed assets and purchased goodwill, outside service fees, other operating expenses, and the minority expense for the company obligated mandatorily redeemable trust preferred securities of the company's trust subsidiaries. Due to the 33% increase in the number of banking centers and merger and consolidation activities, salaries and benefits, net occupancy costs, depreciation and amortization of fixed assets, outside service fees and other operating expenses all increased significantly for the three months and six months ended June 30, 2001 compared with same periods in 2000.

Salaries and employee benefits for the three months and six months ended June 30, 2001 increased $249,000, 21.0%, and $446,000, 18.2%, respectively, compared with the same periods last year. The change was due mainly to additional staffing associated with opening the new banking centers, and development of our consolidated operations center.

Non-staff expenses increased $402,000, 29.9%, and $930,000, 36.1%, for the quarter and half ended June 30, 2001 versus the same periods in 2000. The increase was due mainly to costs associated with the new banking centers, and the merger, related conversion activities, and the establishment of our consolidated operations center.

Income Taxes

The amount of income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. Due to the lower pretax income in 2001, income tax expense decreased $313,000 and $331,000 for the three months and six months ended June 30, 2001 versus the same periods in 2000. The company's effective tax rate was 1.8% and 27.9% for the quarter and half ended June 30, 2000, respectively. The company's effective income tax rate for the year 2000 was 31.8%. The lower effective rates in 2001 are due to the higher percentage of pre-tax income from non-taxable investment securities, compared to lower taxable income. The decrease in pre-tax net income from taxable sources compared to the increase in non-taxable income was especially pronounced in the second quarter of 2001, resulting in an unusually low effective tax rate for the quarter and half ended June 30, 2001. Accordingly, an increase in taxable book income would be expected to raise the effective tax rate as well.

Net Income

Due to the factors discussed above, the company earned $80,000, or $.03 per share (basic and diluted), for the quarter ended June 30, 2001, compared with $561,000, or $.24 per share (basic and diluted) for the same quarter in 2000. For the six months ended June 30, the company earned $551,000, or $0.23 per share (basic and diluted), in 2001, compared with $1,081,000, or $.46 per share (basic and diluted), in 2000.

FINANCIAL CONDITION

Cash, Cash Equivalents and Deposits in Financial Institutions

Cash and cash equivalents increased to $25.6 million at June 30, 2001, from $15.8 million at December 31, 2000. The increase was mainly due to calls and sales of investment securities, which decreased $7.7 million during that period, combined with growth in deposits of $15.6 million. At June 30, 2001, $8.7 million of cash equivalents were in federal funds sold. Management may reinvest a portion of those funds in loans and securities as opportunities in line with the company's loan and investment policies are identified.

The company had interest-earning deposits with other financial institutions of $691,000 at June 30, 2001, down $788,000 due to maturities in the first half of 2001. Management plans to redeploy funds from these interest-earning deposits in loans and investment securities.

Securities

The Company uses its securities portfolio as a source of income and as a source of liquidity. At June 30, 2001, investment securities totaled $39.0 million, a decrease of $7.7 million, or 16.5%, from $46.8 million at December 31, 2000. Due to the interest rate reductions, most of the company's investments in callable securities were called in the first half of 2001. The company also sold some of its investments to realize profits in the available for sale portfolio that had accrued mainly due to the interest rate reductions. Securities were 16.9% and 21.7% of total assets at June 30, 2001 and December 31, 2000, respectively. Of these securities, $1.4 million are scheduled to mature within a year, $7.8 million after one but within five years, and $29.8 million after five years.

Loan Portfolio

Total loans net of unearned income were $145.9 million at June 30, 2001, up $12.4 million, or 9.3%, from $133.5 million at December 31, 2000. Loans at June 30, 2001 were 74.9% of earning assets, compared to 73.3% at December 31, 2000. Of these loans, $81.5 million are scheduled to mature or reprice within one year, $56.3 million after one but within five years, and $8.1 million after five years. The following table summarizes the loan portfolio by type of loan as of June 30, 2001 and December 31, 2000.


LOAN PORTFOLIO ANALYSIS                                             AT JUNE 30, 2001            AT DECEMBER 31, 2000
-----------------------                                            -----------------            --------------------
DOLLARS IN THOUSANDS                                             AMOUNT        PERCENT          AMOUNT         PERCENT
                                                                 ------        -------          ------         --------
Commercial and industrial loans                                 $ 26,899         18.43%        $ 26,650          19.97%
Real estate loans:
      Construction and land development                           11,122          7.62           13,014           9.75
      Secured by 1-4 family residential                           19,051         13.06           18,251          13.67
      Secured by 1-4 family residential junior liens               1,688          1.16            1,640           1.23
      Commercial mortgages                                        40,093         27.48           31,540          23.63
      Secured by farmland                                          1,593          1.09            1,915           1.43
      Secured by multifamily residential                           2,672          1.83            2,543           1.91
Agricultural                                                       5,939          4.07            6,124           4.59
Consumer, including installment loans                             30,614         20.98           27,535          20.63
All other loans                                                    7,259          4.97            5,556           4.16
      Less unearned income on loans                               (1,010)        (0.69)          (1,300)         (0.97)
                                                                --------                       --------
                     Total loans                                $145,920        100.00%        $133,468         100.00%
                                                                ========                       ========

Nonperforming Assets

For potential problem loans, the borrower's overall financial condition is evaluated to determine the need for possible write-downs or additions to the allowance for loan losses. The company usually places a loan on non-accrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. At June 30, 2001, nonperforming assets were $1.2 million, down $400,000 from $1.6 million at December 31, 2000.

The following table summarizes total non-performing assets at the dates indicated:

                                                 June 30,      December 31,
                                                   2001           2000
                                                 --------      ------------
                                                   (Dollars in thousands)
Nonaccrual loans................................  $  682         $1,216
Loans 90 days or more past due..................      87             84
Real estate acquired through foreclosure........     422            305
                                                  ------         ------
     Total nonperforming assets.................  $1,191         $1,605
                                                  ======         ======
Nonperforming assets to total loans and real
  estate acquired through foreclosure...........     0.8%           1.2%

Allowance for Credit Losses

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. In evaluating the adequacy of the allowance for credit losses, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of the loan portfolio by the loan review function and the annual examination of the financial statements by the company's independent auditors. Charge-offs are made when loans are deemed to be uncollectible.

The company follows a loan review program incorporating both internal and external reviews to evaluate the credit risk in the loan portfolio. Under the loan review process, the company maintains an internally classified loan list that, along with the delinquent loan list, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. To determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. An unallocated allowance is established based on historical charge-off experience. The company then charges to operations a provision for loan losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

For the six months ended June 30, 2001, net charge-offs totaled $555,000, 0.4%, of average loans outstanding for the period, compared with charge-offs of $245,000, 0.2% for the year ended December 31, 2000. The increase in net charge-offs was due primarily to the charge-off of $327,000 for one loan. During the six months ended June 30, 2001, the company recorded a provision for credit and overdraft losses of $586,000 compared with $270,000 for the same period in 2000. At June 30, 2001, the allowance totaled $1,167,000, 0.80% of total loans, compared with $1,136,000, or 0.85% of total loans at December 31, 2000.

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and related data:

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AS OF:                                  SIX MONTHS ENDED     YEAR ENDED
                                                                                     JUNE 30         DECEMBER 31
                                                 DOLLARS IN THOUSANDS                  2001             2000
                                                                                ----------------     -----------
Average loans outstanding                                                           $136,156         $122,536
Total loans outstanding at the end of the period                                     145,920          133,468

Allowance for credit losses at the beginning of the period                             1,136              680
Provision for credit losses during the period                                            586              701
Chargeoffs:
       Commercial and industrial                                                        (507)            (173)
       Real estate and agricultural                                                        -               (1)
       Consumer                                                                         (138)            (195)
       All other loans                                                                  (142)               -
Recoveries:
       Commercial and industrial                                                         120               41
       Real estate and agricultural                                                       50                2
       Consumer                                                                           44               81
       All other loans                                                                    18                -
                                                                                    --------         --------
          Net (chargeoffs) or recoveries                                                (555)            (245)
                                                                                    --------         --------
              Allowance for credit losses at the end of the period                  $  1,167         $  1,136
                                                                                    ========         ========
Ratio of allowance to end of period loans                                               0.80%            0.85%
Ratio of net chargeoffs to average loans for the period                                 0.41             0.20
Ratio of allowance to end of period nonperforming loans                                98.03            70.78

The company believes that the allowance for credit losses at June 30, 2001 is adequate to cover losses inherent in the portfolio at that date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2001.

Deposits

The company offers a variety of deposit accounts with a wide range of interest rates and terms. The company's deposits consist of demand, savings, money market and time accounts. The company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The company does not have or accept any brokered deposits.

Total deposits at June 30, 2001 were $203.6 million compared with $188.0 million at December 31, 2000, an increase of $15.6 million, or 8.3%. Noninterest-bearing deposits were 37.1% of total deposits at June 30, 2001 and at December 31, 2000. Of the $73.5 million in time deposits at June 30, 2001, $66.6 million were scheduled to mature within the next year, $5.9 million after one but within three years, and $1.0 million in over three years.

Other Borrowings

Deposits are the primary source of funds for our lending and investing activities. Occasionally, the company obtains additional funds from correspondent banks or the Federal Home Loan Bank. At June 30, 2001, the company had no funds borrowed from correspondent banks or the Federal Home Loan Bank. In the quarter ended March 31, 2001, the company entered into an agreement with another commercial bank to borrow up to $500,000 under a revolving line of credit. At June 30, 2001, the company had no borrowings under this line.

Trust Preferred Securities

During the first quarter of 2001, the company, through its subsidiary, Trust II, issued $6.0 million of floating rate capital securities. The company used $5.2 million of the proceeds to redeem all of the company's outstanding 10.375% subordinated debentures underlying previously-issued trust preferred securities held by a third party. The remaining proceeds were used to pay issuance costs and for general corporate purposes. For the period ended June 30, 2001, the rate on the trust preferred securities was 9.8375%. For the quarter ending September 30, 2001, the rate will be 8.39%, a savings of about $21,700.

Liquidity

The company maintains liquidity in the form of readily marketable investment securities (i.e., U.S. Treasury bills), demand deposits with commercial banks, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits. The company also has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be
needed.   The company believes its present position is adequate to meet its current and future liquidity needs.

Capital Resources

Total stockholders' equity was $17.5 million at June 30, 2001 compared with $17.3 million at December 31, 2000, an increase of $237,000 or 1.4%. The increase was due to the company's earnings less dividends paid and the change in accumulated other comprehensive income. As of June 30, 2001, risk-based capital ratios remain above the levels designated by regulatory agencies for the company and the bank to be considered well capitalized, as shown in the following table.

                                               MINIMUM REQUIRED       TO BE WELL CAPITALIZED        ACTUAL
                                                  FOR CAPITAL        UNDER PROMPT CORRECTIVE      RATIOS AT
                                               ADEQUACY PURPOSES        ACTION PROVISIONS       JUNE 30, 2001
                                             ---------------------   ------------------------   --------------
FOR THE CONSOLIDATED COMPANY
  Leverage ratio..........................          3.00%(1)                   N/A                     8.90%
  Tier 1 risk-based capital ratio.........          4.00                       N/A                    12.45
  Risk-based capital ratio................          8.00                       N/A                    13.33
FOR THE BANK
  Leverage ratio..........................          3.00%(2)                  5.00%                    8.87%
  Tier 1 risk-based capital ratio.........          4.00                      8.00                    13.33
  Risk-based capital ratio................          8.00                     10.00                    13.95

_________________
(1) The Federal Reserve Board may require the company to maintain a leverage ratio higher than the indicated minimum.
(2) The FDIC may require the bank to maintain a leverage ratio higher than the indicated minimum.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  a.  Not applicable

  b.  Not applicable

  c.  Not applicable

  d.  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On June 25, 2001, the company held its annual meeting of shareholders to consider and act upon the following items:

1. Walter Finger, Peter Fisher and Brad Fagan were elected as Class II directors to serve until the company's annual meeting of shareholders in 2004 and until their successors are duly elected and qualified. A total of 1,782,016 shares were voted in favor of the election of each Class II director and 592,984 shares were withheld from voting for each director. Directors whose term of office as director continued after the meeting are:
    Dennis Cain, William H. Fagan, M.D., Charles J. Howard, M.D., Leah Huffmeister and Jay Porter.

2. The shareholders ratified the appointment of Harper & Pearson Company, P.C., as the independent auditors of the books and accounts of the company for the year ending December 31, 2001. A total of 1,780,016 shares were voted in favor of the appointment, no shares were voted against the appointment and 2,000 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K-

  a.  Exhibits:  None

  b. No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PARADIGM BANCORPORATION, INC.
                                             (Registrant)



Date:  August 13, 2001                     /s/  Peter E. Fisher
                                    -------------------------------------
                                                Peter E. Fisher
                                    President and Chief Executive Officer



Date:  August 13, 2001                       /s/  Brad Fagan
                                   --------------------------------------
                                                 Brad Fagan
                                        Executive Vice President and
                                           Chief Financial Officer