Form 10QSB
period 2001-09-30
PARADIGM BANCORPORATION INC
filed 2001-11-13
CIK 1101845

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-QSB


(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

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
Yes   X      No         .
    ------      --------

As of November 9, 2001, there were 2,375,000 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes          No   X    .
    -------     ------

                         PARADIGM BANCORPORATION, INC.

                             Index to Form 10-QSB



                                                                                                          Page
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS...........................................   2

PART I - FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS
         Statements of Condition as of September 30, 2001 (unaudited) and December 31, 2000..............   3
         Statements of Earnings (unaudited) for the Three Months and Nine Months Ended
            September 30, 2001 and 2000..................................................................   4
         Statements of Cash Flows (unaudited) for the Nine Months Ended
            September 30, 2001 and 2000..................................................................   5
         Notes to Condensed Financial Statements.........................................................   6
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..........................................................   7

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS...............................................................................  19
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................  19
Item 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................  19
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  19
Item 5.  OTHER INFORMATION...............................................................................  19
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................  19

SIGNATURES...............................................................................................  20


        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
        --------------------------------------------------------------

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

     acts or threats of war or terrorism, and the effect of such acts or threats on the company, its employees, its debtors and clients, its service providers and the local economy;

     changes in interest rates and market prices, which could reduce the company's net interest margins, asset valuations and expense expectations;

     changes in the levels of loan prepayments and the resulting effects on the value of the company's loan portfolio;

     changes in local economic and business conditions that could adversely affect the company's customers and their ability to transact profitable business with us, including the ability of the company's borrowers to repay their loans according to their terms or could reduce the value of the related collateral;

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

                                                                                      PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                                                CONSOLIDATED STATEMENTS OF CONDITION
                                                                                SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SEPTEMBER 30,          DECEMBER 31,
                          ASSETS                                                                     2001                  2000
                                                                                                 ------------          ------------
Cash and due from banks                                                                          $ 16,755,805          $ 15,768,594
Federal funds sold                                                                                 16,100,000                     -
                                                                                                 ------------          ------------
     Total cash and cash equivalents                                                               32,855,805            15,768,594

Interest-bearing deposits in financial institutions                                                 5,627,829             1,479,000
Securities available for sale, at fair value                                                       41,954,289            27,767,213
Securities to be held to maturity, at amortized cost                                                5,681,842            18,983,049
Texas Independent Bankers' Association stock                                                           50,000                50,000
Federal Home Loan Bank stock                                                                          392,300               350,600

Loans                                                                                             151,125,816           133,468,253
Less allowance for credit losses                                                                   (1,337,743)           (1,136,068)
                                                                                                 ------------          ------------
     Loans, net                                                                                   149,788,073           132,332,185

Accrued interest receivable                                                                         1,597,677             1,743,799
Real estate acquired by foreclosure                                                                   289,923               305,331
Premises and equipment, net                                                                        12,292,575            11,406,558
Goodwill, net                                                                                       3,358,397             3,434,426
Other assets                                                                                        1,659,215             1,683,682
                                                                                                 ------------          ------------
     TOTAL ASSETS                                                                                $255,547,925          $215,304,437
                                                                                                 ============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
      Noninterest-bearing                                                                        $ 82,384,537         $  69,808,920
      Interest-bearing deposits                                                                    71,104,844            56,177,248
      Interest-bearing, certificates of deposit                                                    75,223,548            62,018,694
                                                                                                 ------------          ------------
     Total Deposits                                                                               228,712,929           188,004,862

     Accrued interest payable                                                                         561,655               596,922
     Federal funds purchased                                                                                -             1,500,000
     Due to former shareholders                                                                       853,246             1,305,644
     Other liabilities                                                                              1,277,531             1,515,730
                                                                                                 ------------          ------------
     TOTAL LIABILITIES                                                                            231,405,361           192,923,158
                                                                                                 ------------          ------------

Commitments and Contingencies

Company obligated mandatorily redeemable trust
 preferred securities of subsidiary trust                                                           6,000,000             5,125,000
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $10 par value, 10,000,000 shares
      authorized, 1 share issued and outstanding                                                           10                    10
     Common stock, $1 par value, 25,000,000 shares
      authorized, 2,375,000 shares issued and outstanding                                           2,375,000             2,375,000
     Capital surplus                                                                               10,793,381            10,793,381
     Retained earnings                                                                              4,526,098             3,798,809
     Accumulated other comprehensive income, net of tax                                               448,075               289,079
                                                                                                 ------------          ------------
     TOTAL STOCKHOLDERS' EQUITY                                                                    18,142,564            17,256,279
                                                                                                 ------------          ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $255,547,925          $215,304,437
                                                                                                 ============          ============


                                                                                      PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                              FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                                                                                           UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30                 SEPTEMBER 30
                                                                         --------------------------    -------------------------
                                                                            2001            2000           2001          2000
                                                                         ----------      ----------    -----------    ----------
INTEREST INCOME
  Interest and fees on loans                                             $3,209,850      $3,291,101     $ 9,632,593     $ 9,046,827
  Investment securities                                                     593,056         739,229       1,704,542       2,261,091
  Federal funds sold                                                        171,494          54,480         483,236         364,804
                                                                         ----------      ----------     -----------     -----------
    TOTAL INTEREST INCOME                                                 3,974,400       4,084,810      11,820,371      11,672,722
INTEREST EXPENSE, DEPOSITS AND DEBT                                       1,402,956       1,318,735       4,165,359       3,655,147
                                                                         ----------      ----------     -----------     -----------
NET INTEREST INCOME                                                       2,571,444       2,766,075       7,655,012       8,017,575
PROVISION FOR CREDIT LOSSES                                                 213,451         176,000         799,592         446,000
                                                                         ----------      ----------     -----------     -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                     2,357,993       2,590,075       6,855,420       7,571,575
                                                                         ----------      ----------     -----------     -----------
NON INTEREST INCOME
  Customer service fees                                                   1,043,415         895,133       3,141,642       2,525,085
  Gain on sale of loans                                                           -               -          20,104               -
  Gain on sale of securities                                                      -               -         378,327               -
  Other non interest income                                                  80,367         215,959         253,955         257,712
                                                                         ----------      ----------     -----------     -----------
    TOTAL NON INTEREST INCOME                                             1,123,782       1,111,092       3,794,028       2,782,797
                                                                         ----------      ----------     -----------     -----------

      TOTAL INCOME BEFORE NON-INTEREST EXPENSES                           3,481,775       3,701,167      10,649,448      10,354,372
                                                                         ----------      ----------     -----------     -----------
NON INTEREST EXPENSES
  Salaries and employee benefits                                          1,343,565       1,237,620       4,243,226       3,691,659
  Net occupancy expense                                                     294,117         285,849         845,956         666,176
  Outside service fees                                                      247,591         161,657         936,142         496,142
  Depreciation and amortization                                             341,247         221,181         958,661         641,708
  Minority interest expense, company obligated mandatorily
   redeemable trust preferred securities of subsidiary trust                131,033         135,836         419,505         398,789
  Other non interest expenses                                               748,684         572,636       2,106,644       1,748,371
                                                                         ----------      ----------     -----------     -----------
    TOTAL NON INTEREST EXPENSES                                           3,106,237       2,614,779       9,510,134       7,642,845
                                                                         ----------      ----------     -----------     -----------
NET INCOME BEFORE INCOME TAX EXPENSE                                        375,538       1,086,388       1,139,314       2,711,527
INCOME TAX EXPENSE                                                           57,200         388,676         270,154         932,389
                                                                         ----------      ----------     -----------     -----------
CONSOLIDATED NET INCOME                                                     318,338         697,712         869,160       1,779,138
OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized loss on changes in hedge values                                      -         (47,933)              -         (47,933)
  Unrealized gain on available for sale securities                          331,264         208,216         158,996         217,732
                                                                         ----------      ----------     -----------     -----------
COMPREHENSIVE INCOME                                                     $  649,602      $  857,995     $ 1,028,156     $ 1,948,937
                                                                         ==========      ==========     ===========     ===========
EARNINGS PER SHARE, BASIC AND DILUTED                                    $     0.13      $    $0.29     $      0.37     $      0.75
                                                                         ==========      ==========     ===========     ===========
DIVIDENDS PAID PER SHARE ON COMMON STOCK                                 $        -      $    $0.10     $      0.06     $      0.20
                                                                         ==========      ==========     ===========     ===========

See accompanying notes.

                                                                                      PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                                                                                           UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001                 2000
                                                                                                 ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Consolidated net income                                                                     $    869,160         $   1,779,138
     Adjustments to reconcile consolidated net income to
     net cash provided by operating activities:
       Provision for credit losses                                                                    799,592               446,000
       Depreciation and amortization of fixed assets                                                  812,180               476,252
       Amortization of goodwill                                                                       146,481               165,456
       Net amortization/accretion on securities                                                         4,792                 7,654
       Gain on sales of securities                                                                   (378,327)                    -
       Unrealized gain on cash flow hedge                                                                   -              (167,038)
     Changes in assets and liabilities:
       Accrued interest receivable                                                                    146,122              (345,737)
       Real estate acquired by foreclosure                                                             15,408               (75,118)
       Other assets                                                                                  (180,613)              228,695
       Accrued interest payable                                                                       (35,267)               80,944
       Other liabilities                                                                             (238,199)             (295,983)
                                                                                                 ------------         -------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      1,961,329             2,300,263
                                                                                                 ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of interest-bearing deposits
     in financial institutions                                                                        980,000             2,569,000
     Purchase of interest-bearing deposits in financial institutions                               (5,128,829)             (587,000)

     Proceeds from maturities, calls and paydowns of securities                                    21,108,802             3,764,893
     Proceeds from sales of securities                                                             16,126,666                     -
     Purchase of securities                                                                       (37,588,806)                    -

     Purchase of cash flow hedge                                                                            -              (195,000)
     Net change in loans                                                                          (18,255,480)          (17,495,636)
     Payments due to former shareholders                                                             (452,398)           (5,114,682)
     Purchases of premises and equipment, net                                                      (1,555,817)           (1,421,578)
     Other                                                                                            (49,452)              (57,850)
                                                                                                 ------------         -------------
     NET CASH USED BY INVESTING ACTIVITIES                                                        (24,815,314)          (18,537,853)
                                                                                                 ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits                                                                        40,708,067             4,115,750
     Decrease in federal funds purchased                                                           (1,500,000)                    -

     Retirement of trust preferred securities                                                      (5,125,000)                    -
     Issuance of trust preferred securities                                                         6,000,000                     -
     Dividend payments on common stock                                                               (141,871)             (474,273)
                                                                                                 ------------         -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     39,941,196             3,641,477
                                                                                                 ------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               17,087,211           (12,596,113)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   15,768,594            26,539,386
                                                                                                 ------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 32,855,805         $  13,943,273
                                                                                                 ============         =============
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash interest payments                                                                      $  4,200,626         $   3,972,992
     Cash paid for income taxes                                                                  $    326,000         $     770,000
     Acquisition of real estate through foreclosure                                              $    135,128         $     153,354

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE A BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year or any interim period. For further information, refer to the consolidated financial statements and notes thereto included in the annual report on Form 10-KSB of Paradigm Bancorporation, Inc. and Subsidiaries for the year ended December 31, 2000, and to the consolidated financial statements and notes thereto included in the quarterly reports on Form 10-QSB for the quarters ended June 30 and March 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation.


NOTE B EARNINGS PER COMMON SHARE

     Earnings per common share (EPS) were computed based on the following:

                                               THREE MONTHS ENDED SEPTEMBER 30           NINE MONTHS ENDED  SEPTEMBER 30
                                              -------------------------------           -------------------------------
EARNINGS PER SHARE CALCULATION                   2001                 2000                 2001                 2000
                                              ----------           ----------           ----------           ----------
Consolidated net income                       $  318,338           $  697,712           $  869,160           $1,779,138
Weighted average shares outstanding,
  basic and diluted                            2,375,000            2,375,000            2,375,000            2,375,000
                                              ----------           ----------           ----------           ----------
      Earnings per share, basic and diluted   $     0.13           $     0.29           $     0.37           $     0.75
                                              ----------           ----------           ----------           ----------

     Due to rounding differences, cumulative EPS reported for each quarter may differ by one cent from the actual year to date EPS reported. Because no options have yet vested, there were no material dilutive securities as of September 30, 2001 and 2000.


NOTE C TRUST PREFERRED SECURITIES

     In 2001, the company formed Paradigm Capital Trust II (Trust II), a statutory business trust, under the laws of the State of Delaware. In February 2001, Trust II sold 600,000 Floating Rate Cumulative Trust Preferred Securities for $6 million cash. These securities are registered with the Securities and Exchange Commission and are traded in the over the counter market. The trust preferred securities of Trust II have a $10 liquidation preference, provide for quarterly interest payments at the three month LIBOR rate plus 4.5%, and must be redeemed no later than February 20, 2031. The trust preferred securities may be redeemed on or after February 20, 2006 if certain conditions are met (including approval from the Federal Reserve, if then required). Proceeds of this sale were used primarily to pay off the existing outstanding trust preferred securities of Paradigm Capital Trust I for $5,201,814, which included accrued interest of about $77,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SIGNIFICANT DEVELOPMENTS

In the quarter ended December 31, 2000, Paradigm Bancorporation, Inc. (the company), changed the name of Woodcreek Bank to Paradigm Bank Texas (the bank) to reflect its expanded customer base and broader geographic range.

In December 2000, the company merged Dayton State Bank (acquired in December
1999) into Paradigm Bank Texas. The merger was undertaken to capitalize on synergies available to expand and improve services offered to our banking customers, and to develop efficiencies from a unified management and operating approach. Merging the banks will enable us to focus our marketing and management efforts on one bank, and to consolidate the management, loan processing, back office and accounting operations.

During the first quarter of 2001, Paradigm Bancorporation, Inc., formed a new, wholly-owned Delaware statutory business trust, Paradigm Capital Trust II (Trust
II), which issued $6 million of floating rate capital securities. Trust II invested the proceeds in an equivalent amount of the company's floating rate junior subordinated debentures due February 20, 2031 (debentures). These debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated February 20, 2001) of the company. The company has fully and unconditionally guaranteed the obligation of Trust II under these capital securities.

For financial reporting purposes, Trust II is treated as a subsidiary of the company and consolidated in the corporate financial statements. The capital securities are eligible to be treated as Tier 1 capital by the board of Governors of the Federal Reserve System (Federal Reserve), within certain constraints. The treatment of the capital securities as Tier 1 capital and the deductibility of interest on the Debentures for federal income tax purposes made this an attractive way to raise capital. The company received proceeds of $6 million, of which $5.2 million was used to redeem all of the company's outstanding 10.375% subordinated debentures, including accrued interest of about $77,000, and the remainder was used to pay expenses associated with the offering and for general corporate purposes.

From August 2000 through September 2001, the bank opened three new banking centers (branches), giving the bank 12 branches, an increase of 33% during that period. These branches expanded the bank's northwest Houston market to the Copperfield area, strengthen its north Houston presence on FM 1960 and establish a presence in downtown Galveston. The three new branches are listed below.


Banking Center                                        Location                    Opened
-------------------------------------   ------------------------------------   -------------
Copperfield Banking Center              8686 Highway 6 North, Houston, Texas   August 2000
Gladebrook Banking Center               3934 FM 1960 West, Houston, Texas      December 2000
Galveston Community Banking Center      2424 Market Street, Galveston, Texas   May 2001

Due to the proximity of our Copperfield and Gladebrook branches, we have elected not to renew the lease on our Cy-Fair Banking Center, which is located between those two. Management anticipates that closing this location will provide cost savings without a material loss of loans or deposits, and without material charges to income. Due to regulatory notification requirements, this branch will be closed in the quarter ending December 31, 2001. The bank will have eleven banking centers after closing the Cy-Fair location.

During the first nine months of 2001, the Federal Reserve decreased its discount rates several times, totaling 350 basis points. Due to rate re-pricing differences among the company's interest bearing assets and liabilities, these rate reductions effectively lowered the company's net interest margin by 72 basis points for the first nine months of 2001 versus the same period in 2000.

Changing the bank name, merging the two banks, staffing and establishing new locations, establishing a consolidated operations center and modernizing computer systems all represent investments in the future which increased costs
in the nine months ended September 30, 2001.   Due to these costs, lower net
interest margins and
other factors explained below under Results of Operations, net income for the nine months ended September 30, 2001 was $1 million, down $921,000 from the same period last year.

Despite the downward pressure on earnings, the company achieved significant asset and deposit growth in the nine months ended September 30, 2001. Total assets grew to $255.6 million at September 30, 2001 from $215.3 million at December 31, 2000, an increase of $40.3 million, or 18.7%. Net loans increased to $149.8 million at September 30, 2001 from $132.3 million at December 31, 2000, an increase of $17.5 million, or 13.2%. Total deposits grew $40.7 million, or 21.7%, in the first nine months of 2001, to $228.7 million at September 30, 2001.

RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net interest income, a main source of the company's earnings, is the amount by which interest income exceeds interest expense. Interest rate fluctuations and changes in the amount and type of earning assets and liabilities combine to affect net interest margins and net interest income. Changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds are called rate changes. Changes in the amount and mix of interest-earning assets and interest-bearing liabilities are referred to as volume changes.

Net interest income before provision for credit losses decreased $195,000, 7.0%, and $363,000, 4.5%, for the three-month and nine-month periods ended September 30, 2001, respectively, versus the same periods last year. After discount rate reductions by the Federal Reserve, the interest rates earned on the bank's interest-earning assets decreased sooner and more significantly than the rates paid on the bank's interest-bearing liabilities. Due to the Federal Reserve's rate reductions, the company's net interest margins were 136 and 72 basis points lower for the first three and nine months of 2001, respectively, than for the same periods in 2000. Interest yields, costs and margins are analyzed in dollars and rates in the Consolidated Yield Tables shown below for the three-month and nine-month periods ended September 30, 2001.

CONSOLIDATED YIELD ANALYSIS                          THREE MONTHS ENDED SPETEMBER 30, 2001     THREE MONHTS ENDED SEPTEMBER 30, 2000
---------------------------                          -------------------------------------     -------------------------------------
                                                      AVERAGE                     YIELD OR      AVERAGE                     YIELD OR
                           DOLLARS IN THOUSANDS       BALANCE        INTEREST      RATE(4)      BALANCE        INTEREST      RATE(4)
                                                     -------------------------------------     -------------------------------------
AVERAGE ASSETS
Interest-earning assets:
  Loans                                                     $148,215       $3,210      8.66%      $123,251      $3,291       10.68%
  Securities (1)                                              41,250          593      5.75         48,622         739        6.08
  Federal funds sold and other temporary
    investments                                               18,910          170      3.60          3,509          54        6.21
                                                            --------       ------                 --------      ------
      Total interest earning assets                          208,375        3,973      7.63        175,382       4,085        9.32
      Less allowance for credit losses                        (1,289)                                 (433)
                                                            --------                              --------
        Interest-earning assets, net of allowance            207,086                               174,949
      Non interest earning assets                             35,786                                33,296
                                                            --------                              --------
        Total assets                                        $242,872                              $208,245
                                                            ========                              ========
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits                          $ 15,254       $   59      1.55%      $ 15,527      $  134        3.45%
  Savings and money market deposits                           47,848          374      3.13         39,611         333        3.36
  Certificates of deposit                                     74,170          970      5.23         59,361         846        5.70
  Federal funds purchased and other debt                           -            -         -            457           7        6.13
                                                            --------       ------                 --------      ------
    Total interest-bearing liabilities                       137,272        1,403      4.09        114,956       1,320        4.59
Non interest-bearing liabilities:
  Non interest-bearing demand deposits                        80,173                                68,546
  Other liabilities                                            1,514                                 3,381
                                                            --------                              --------
    Total liabilities                                        218,959                               186,883
Company obligated mandatorily-redeemable
  trust preferred securities                                   6,000                                 5,125
Shareholders' equity                                          17,913                                16,237
                                                            --------                              --------
    Total liabilities and shareholders' equity              $242,872                              $208,245
                                                            ========                              ========
Net interest rate spread                                                               3.54%                                  4.73%
                                                                           ------                               ------
Net interest income and margin (2)                                         $2,570      4.96                     $2,765        6.32
                                                                           ======                               ======
Net interest income and margin, tax equivalent
  basis (3)                                                                $2,673      5.16                     $2,835        6.48
                                                                           ======                               ======


Note: Due to rounding in the table above, some amounts shown may not exactly equal financial statement amounts.


CONSOLIDATED YIELD ANALYSIS                           NINE MONTHS ENDED SPETEMBER 30, 2001      NINE MONHTS ENDED SEPTEMBER 30, 2000
---------------------------                           ------------------------------------      ------------------------------------
                                                      AVERAGE                     YIELD OR      AVERAGE                     YIELD OR
                           DOLLARS IN THOUSANDS       BALANCE        INTEREST      RATE(4)      BALANCE        INTEREST      RATE(4)
                                                     -------------------------------------     -------------------------------------
AVERAGE ASSETS
Interest-earning assets:
  Loans                                                $140,369      $ 9,633       9.15%        $119,919        $ 9,047      10.06%
  Securities (1)                                         38,963        1,705       5.83           50,216          2,261       6.00
  Federal funds sold and other temporary
    investments                                          14,594          483       4.41            8,541            365       5.69
                                                       --------      -------                    --------        -------
      Total interest earning assets                     193,926       11,821       8.13          178,676         11,673       8.71
      Less allowance for credit losses                   (1,192)                                    (830)
                                                       --------                                 --------
      Interest-earning assets, net of
        allowance                                       192,734                                  177,846
      Non interest earning assets                        34,781                                   33,179
                                                       --------                                 --------
            Total assets                               $227,515                                 $211,025
                                                       ========                                 ========
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits                     $ 14,496      $   162       1.49%        $ 18,746        $   274       1.95%
  Savings and money market deposits                      43,586        1,054       3.22           41,139            999       3.24
  Certificates of deposit                                68,966        2,937       5.68           56,625          2,338       5.51
  Federal funds purchased and other debt                    280           12       5.72            1,519             44       3.86
                                                       --------      -------                    --------        -------
          Total interest-bearing liabilities            127,328        4,165       4.36          118,029          3,655       4.13
Non interest-bearing liabilities:
  Non interest-bearing demand deposits                   74,554                                   67,591
  Other liabilities                                       2,195                                    4,295
                                                       --------                                 --------
          Total liabilities                             204,077                                  189,915
Company obligated mandatorily-redeemable
  trust preferred securities                              5,781                                    5,125
Shareholders' equity                                     17,657                                   15,985
                                                       --------                                 --------
          Total liabilities and shareholders'
            equity                                     $227,515                                 $211,025
                                                       ========                                 ========
Net interest rate spread                                                           3.77                                       4.58
                                                                     -------                                    -------
Net interest income and margin (2)                                   $ 7,656       5.29                         $ 8,018       6.01
                                                                     =======                                    =======
Net interest income and margin, tax equivalent
  basis (3)                                                          $ 7,978       5.52                         $ 8,157       6.12
                                                                     =======                                    =======

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




Note: Due to rounding in the table above, some amounts shown may not exactly equal financial statement amounts.

Comparing the quarters ended September 30, 2001 and 2000, average earning assets increased $33 million, 18.8%, mainly due to loan growth, and average interest bearing liabilities increased $22.3 million, 19.4%, due mainly to growth in time deposits and money market accounts. Declining interest rates provided a lower average yield on interest earning assets. The company's rates for deposits did not decline at the same pace as rates for interest earning assets, resulting in lower net interest income and yield for the quarter.

For the nine months ended September 30, 2001 versus 2000, average interest earning assets increased $15.1 million, 8.5%, while average interest bearing liabilities increased $9.3 million, 7.9%. Loan growth in 2001 overcame lower yields on interest earning assets to provide higher interest earned. But, higher rates paid to stimulate deposit growth increased average interest cost for the period, resulting in lower net interest income for 2001. The relative effects of volume and rate changes on interest income and expense are analyzed in the Interest Volume and Rate Changes table below.

INTEREST VOLUME AND RATE CHANGES TABLE            NINE MONTHS ENDED              THREE MONTHS ENDED
--------------------------------------      SEPTMEBER 30, 2001 COMPARED      SEPTEMBER 30, 2001 COMPARED
                                               TO THE SAME PERIOD 2000          TO SAME PERIOD 2000
                                            ------------------------------   -----------------------------
                                              INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                            ------------------------------   -----------------------------
                  DOLLARS IN THOUSANDS        VOLUME       RATE     TOTAL      VOLUME       RATE     TOTAL
                                            ----------  ---------  -------   ----------  ---------  ------
AVERAGE INTEREST-EARNING ASSETS
Loans                                         $1,543     $  (957)   $ 586       $ 667      $(748)    $ (81)
Securities                                      (507)        (49)    (556)       (112)       (34)     (146)
Federal funds sold and other temporary
 investments                                     259        (140)     119         239       (124)      115
                                              ------     -------    -----       -----      -----     -----
    Total increase (decrease) in interest
     income                                    1,295      (1,146)     149         794       (906)     (112)
                                              ------     -------    -----       -----      -----     -----

AVERAGE INTEREST-BEARING LIABILITIES
Interest-bearing demand deposits              $  (62)    $   (50)   $(112)      $  (2)     $ (73)    $ (75)
Savings and money market deposits                 59          (4)      55          69        (28)       41
Certificates of deposit                          510          89      599         211        (87)      124
Federal funds purchased and other debt           (36)          4      (32)         (7)         -        (7)
                                              ------     -------    -----       -----      -----     -----
    Total increase in interest expense           471          39      510         271       (188)       83
                                              ------     -------    -----       -----      -----     -----
      Increase (decrease) in net interest
       income                                 $  824     $(1,185)   $(361)      $ 523      $(718)    $(195)
                                              ======     =======    =====       =====      =====     =====

Note: Due to rounding in the table above, some amounts shown may not exactly equal financial statement amounts.

In the quarter ended September 30, 2001, due to the timing of time deposit maturities, the company began to realize the benefits of reducing the rates it pays for deposits. This re-pricing will continue throughout the remainder of the year. The Federal Reserve further reduced its discount rate by a combined 100 basis points from October 1 through November 6, 2001, which will reduce the company's yield on its loans and investments faster than its related interest expense. If the Federal Reserve or other market factors continue to reduce interest rates, the rate effect will continue to apply downward pressure on net interest income. Management seeks to offset these effects with continued loan growth and investment management. Generally, increasing earnings will be difficult in a declining rate environment.

Provision for Credit Losses
---------------------------

The provision for credit losses was $213,000 and $800,000 for the three months and nine months ended September 30, 2001, respectively. These provisions were 21.0% and 79.3% more, respectively, than for the same periods in 2000. Average total loans increased $25 million, 20.3%, and $20.5 million, 17.1%, for the same periods. The provision was increased most significantly in the second quarter of 2001 due to the loan growth and to provide for certain loans that increased in risk of loss in that quarter. For the quarter ended September 30, 2001, the provision was 21.0% higher than for the same quarter in 2000, due mainly to loan growth. Future quarterly provisions will be based on information then available.

The provision for credit losses represents charges to income to bring the total allowance for credit losses to a level deemed appropriate by management based on such factors as the company's historical loan loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors. Please refer to the discussion on Allowance for Credit Losses for more insight into management's approach and methodology for estimating the allowance for credit losses.

Noninterest Income
------------------

Noninterest income rose $13,000, 1.1%, and $1 million, 36.3%, to $1.1 million and $3.8 million for the quarter and nine months ended September 30, 2001, compared with the same periods in 2000. These increases were due mainly to service charges on deposit accounts and other banking service fees, plus gains on sales of securities. Customer service fees were up 16.6% and 24.4% for the three and nine months ended September 30, 2001, respectively, versus the same periods last year. Fee revenues rose due to growth in average deposits of 19.8% and 9.2%, plus fee increases.

The company also realizes noninterest income for occasional sales of loans, investment securities and fixed assets. The company recognized a $378,000 gain on the sale of investment securities in the first quarter of 2001, due to appreciation resulting from declining interest rates. The company recognized a gain of $167,000 on a cash flow hedge in the quarter ended September 30, 2000. No other significant gains or losses on sales occurred in the first nine months of 2001 or 2000.

Noninterest Expense
-------------------

Total noninterest expenses increased $491,000, 18.8%, and $1.9 million, 24.4%, to $3.1 million and $9.5 million for the three and nine months ended September 30, 2001, respectively, compared with the same periods last year. Noninterest expenses include salaries and benefits, occupancy costs, depreciation and amortization of fixed assets and purchased goodwill, outside service fees, other operating expenses, and the minority expense for the company obligated mandatorily redeemable trust preferred securities of the company's trust subsidiaries. Due to the 33% increase in the number of banking centers and merger and consolidation activities, salaries and benefits, net occupancy costs, depreciation and amortization of fixed assets, outside service fees and other operating expenses all increased significantly for the three and nine months ended September 30, 2001 compared with same periods in 2000.

Salaries and employee benefits for the three and nine months ended September 30, 2001 increased $106,000, 8.6%, and $552,000, 14.9%, respectively, compared with the same periods last year. The change was due mainly to additional staffing associated with opening the new banking centers, and development of our consolidated operations center.

Non-staff expenses increased $386,000, 21.2%, and $1.3 million, 25.0%, for the three and nine months ended September 30, 2001 versus the same periods in 2000. The increase was due mainly to costs associated with the new banking centers, the merger, related conversion activities, and the establishment of our consolidated operations center.

Income Taxes
------------

The amount of income tax expense is influenced by the amounts of taxable income, tax-exempt income, nondeductible interest expense and other nondeductible expenses. Due to the lower taxable income in 2001, income tax expense decreased $331,000 and $662,000 for the three and nine months ended September 30, 2001 versus the same periods in 2000. The company's effective tax rate was 15.2% and 23.7% for the three and nine months ended September 30, 2001, respectively. The company's effective income tax rate for the year 2000 was 31.8%. The lower effective rates in 2001 are due to the higher percentage of pre-tax income from non-taxable loans and investment securities, compared to lower taxable income. The decrease in pre-tax net income from taxable sources compared to the increase in non-taxable income was especially pronounced in the second and third quarters of 2001, resulting in an unusually low effective tax rate for the three and nine months ended September 30, 2001. Accordingly, an increase in taxable book income would be expected to raise the effective tax rate as well.

Net Income
----------

Due to the factors discussed above, the company earned $318,000, or $.13 per share (basic and diluted), for the quarter ended September 30, 2001, compared with $698,000, or $.29 per share (basic and diluted) for the same quarter in 2000. For the nine months ended September 30, the company earned $869,000, or $0.37 per share (basic and diluted), in 2001, compared with $1.8 million, or $.75 per share (basic and diluted), in 2000.

FINANCIAL CONDITION

Cash, Cash Equivalents and Deposits in Financial Institutions
-------------------------------------------------------------

Cash and cash equivalents were $32.9 million at September 30, 2001, compared with $15.8 million at December 31, 2000. The year to date increase of $17.1 million in cash compares with a decrease in cash of $12.6 million for the same period last year.

Financing activities in the first nine months of 2001 provided $39.9 million
cash due to deposit growth of $40.7 million.   For the same period in 2000,
financing activities provided $3.6 million cash on a $4.1 million increase in deposits.

The company used $24.8 million cash for investing activities year to date 2001, versus $18.5 million for the same period in 2000. In 2001, loan growth represented $18.2 million of cash invested and the net increase in securities and interest-bearing deposit investments was $4.5 million. For the same period in 2000, loan growth was $17.5 million, and net investments decreased by $5.6 million. The company invested about $1.6 million in fixed assets in 2001, including completion of its Gladebrook and Galveston branches, and expansion and upgrade of its computer-related assets. The company spent $1.4 million on fixed assets for the same period in 2000, including development of its Copperfield branch, beginning its Gladebrook branch, and expansion of its item processing and computer-related assets. The company also disbursed about $5 million in cash in 2000 as partial payment for its December 1999 purchase of Dayton State Bank.

The company is not currently developing any new branches or other major capital projects, but it will continue to improve its systems infrastructure and to remodel existing locations as needed. New branches or other projects may be initiated in the future based on market opportunities and company needs. Management believes that current cash resources and cash flows are adequate to finance the company's capital projects in the coming year.

Operations provided cash of $2 million in the first nine months of 2001 compared with $2.3 million for the same period in 2000. Non-cash expenses for depreciation and amortization of $959,000 and provision for credit losses of $800,000 added to net earnings of $869,000 are the major components of cash from operations through September 30, 2001. Non-cash expenses for depreciation and amortization of $642,000 plus provision for credit losses of $446,000 and net earnings of $1.8 million were the major components of cash from operations for the same period in 2000.

At September 30, 2001, $16.1 million of cash equivalents were in federal funds sold. Management may reinvest a portion of those funds in loans and securities as opportunities in line with the company's loan and investment policies are identified.

Interest-bearing deposits in financial institutions were $5.6 million at September 30, 2001, including about $5 million with maturities of less than one month. This increase of $4.1 million from December 31, 2000 was due to the deposit growth.

Securities
----------

The company uses its securities portfolio as a source of income and as a source of liquidity. At September 30, 2001, investment securities totaled $47.6 million, up from $46.8 million at December 31, 2000. Due to the interest rate reductions, most of the company's investments in callable securities were called in 2001. The company also sold some of its investments to realize profits in the available for sale portfolio that had accrued mainly due to the interest rate reductions. Securities were 18.6% and 21.7% of total assets at September 30, 2001 and December 31, 2000, respectively. Of these securities, $1.1 million are scheduled to mature within a year, $15.2 million after one but within five years, and $31.3 million after five years.

Due to interest rate reductions during the year, at September 30, 2001, the company had an unrealized gain of $448,000 on its available for sale securities. Management is considering the sale of some of its appreciated securities to realize the profit in the portfolio in late 2001 or early 2002. Doing so might reduce future yield earned on the company's securities investments until interest rates rise.

Loan Portfolio
--------------

Total loans net of unearned income were $151.1 million at September 30, 2001, up $17.6 million, or 13.2%, from $133.5 million at December 31, 2000. Loans at September 30, 2001 were 68.3% of earning assets, compared to 73.3% at December 31, 2000. Of these loans, $82.1 million are scheduled to mature or reprice within one year, $60.9 million after one but within five years, and $8.1 million after five years. The following table summarizes the loan portfolio by type of loan as of September 30, 2001 and December 31, 2000.

LOAN PORTFOLIO ANALYSIS                                        AT SEPTEMBER 30, 2001          AT DECEMBER 31, 2000
-----------------------                                    -----------------------------  -----------------------------
                                   DOLLARS IN THOUSANDS         AMOUNT        PERCENT        AMOUNT          PERCENT
                                                           ---------------  ------------  -------------   -------------
Commercial and industrial loans                               $ 28,128         18.61%       $ 26,850         19.97%
Real estate loans:
    Construction and land development                           13,093          8.66          13,014          9.75
    Secured by 1 - 4 family residential                         18,672         12.36          18,251         13.67
    Secured by 1 - 4 family residential junior liens             1,760          1.16           1,640          1.23
    Commercial mortgages                                        40,157         26.57          31,540         23.63
    Secured by farmland                                          1,539          1.02           1,915          1.43
    Secured by multifamily residential                           1,882          1.25           2,543          1.91
Agricultural                                                     5,943          3.93           6,124          4.59
Consumer, including installment loans                           33,498         22.16          27,635         20.63
All other loans                                                  7,358          4.87           5,556          4.16
    Less unearned income on loans                                 (902)        (0.60)         (1,300)        (0.97)
                                                              --------                      --------
        Total loans                                           $151,126        100.00%       $133,468        100.00%
                                                              ========                      ========

Nonperforming Assets
--------------------

For potential problem loans, the borrower's overall financial condition is evaluated to determine the need for possible write-downs or additions to the allowance for loan losses. The company usually places a loan on non-accrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. At September 30, 2001, nonperforming assets were $662,000, down from $1.6 million at December 31, 2000.

The following table summarizes total non-performing assets at the dates indicated:

NONPERFORMING ASSETS AS OF:                                                                  SEPTEMBER 30,        DECEMBER 31,
---------------------------                                                                       2001               2000
                                                                                             -------------        ------------
                                                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans................................................................                 $ 316               $1,216
Loans 90 days or more past due..................................................                    56                   84
Real estate acquired through foreclosure........................................                   290                  305
                                                                                                 -----               ------
                  Total nonperforming assets....................................                 $ 662               $1,605
                                                                                                 =====               ======

Nonperforming assets to total loans and real estate acquired
  through foreclosure...........................................................                   0.4%               1.2  %


Allowance for Credit Losses
---------------------------

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

For the nine months ended September 30, 2001, net charge-offs totaled $598,000, 0.4%, of average loans outstanding for the period, compared with charge-offs of $245,000, 0.2% for the year ended December 31, 2000. The increase in net charge-offs was due primarily to the charge-off of $327,000 for one loan.
During the nine months ended September 30, 2001, the company recorded a provision for credit and overdraft losses of $800,000 compared with $446,000 for the same period in 2000. At September 30, 2001, the allowance totaled $1.3 million, 0.89% of total loans, compared with $1.1 million, 0.85% of total loans at December 31, 2000.

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and related data:

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES AS OF:                                          NINE MONTHS                      YEAR
----------------------------------------------                                             ENDED                        ENDED
                                                                                         SEPTEMBER 30                 DECEMBER 31
                                                            DOLLARS IN THOUSANDS            2001                         2000
                                                                                        -------------                 ------------
Average loans outstanding                                                                  $140,369                     $122,536
Total loans outstanding at the end of the period                                            151,126                      133,468

Allowance for credit losses at the beginning of the period                                    1,136                          680
Provision for credit losses during the period                                                   800                          701
Chargeoffs:
    Commercial and industrial                                                                  (512)                        (173)
    Real estate and agricultural                                                                  -                           (1)
    Consumer                                                                                   (184)                        (195)
    All other loans                                                                            (169)                           -
Recoveries:
    Commercial and industrial                                                                   133                           41
    Real estate and agricultural                                                                 16                            2
    Consumer                                                                                     60                           81
    All other loans                                                                              58                            -
                                                                                             ------                       ------
        Net (chargeoffs) or recoveries                                                         (598)                        (245)
                                                                                             ------                       ------
            Allowance for credit losses at the end of the period                             $1,338                       $1,136
                                                                                             ======                       ======
Ratio of allowance to end of period loans                                                      0.89 %                       0.85 %
Ratio of net chargoffs to average loans for the period                                         0.43                         0.20
Ratio of allowance to end of period nonperforming loans                                      202.11                        70.78

The company believes that the allowance for credit losses at September 30, 2001 is adequate to cover losses inherent in the portfolio at that date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2001.

Deposits
--------

The company offers a variety of deposit accounts with a wide range of interest rates and terms. The company's deposits consist of demand, savings, money market and certificates of deposits. The company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The company does not have or accept any brokered deposits.

Total deposits at September 30, 2001 were $228.7 million compared with $188.0 million at December 31, 2000, an increase of $40.7 million, 21.7%. Noninterest-bearing deposits were 36.0% of total deposits at September 30, 2001 versus 37.1% at December 31, 2000. Of the $75.2 million in time deposits at September 30, 2001, $68.5 million were scheduled to mature within the next year, $5.7 million after one but within three years, and $1 million in over three years.

Other Borrowings
----------------

Deposits are the primary source of funds for our lending and investing activities. Occasionally, the company may obtain additional funds from correspondent banks, the Federal Home Loan Bank or the purchase of federal funds. At September 30, 2001, the company had no funds borrowed from any of those sources. In the quarter ended March 31, 2001, the company entered into an agreement with another commercial bank to borrow up to $500,000 under a revolving line of credit. At September 30, 2001, the company had no borrowings under this line.

Trust Preferred Securities
--------------------------

During the first quarter of 2001, the company, through its subsidiary, Trust II, issued $6 million of floating rate capital securities. The company used $5.2 million of the proceeds to redeem all of the company's outstanding 10.375% subordinated debentures underlying previously-issued trust preferred securities held by a third party. The remaining proceeds were used to pay issuance costs and for general corporate purposes. For the period ended September 30, 2001, the rate on the trust preferred securities was 8.39%. For the quarter ending December 31, 2001, the rate will be 7.65%, a savings of about $11,000.

Liquidity
---------

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

Capital Resources
-----------------

Total stockholders' equity was $18.1 million at September 30, 2001 compared with $17.3 million at December 31, 2000, an increase of $887,000 or 5.1%. The increase was due to the company's earnings less dividends paid and the change in accumulated other comprehensive income. As of September 30, 2001, risk-based capital ratios remain above the levels designated by regulatory agencies for the company and the bank to be considered well capitalized, as shown in the following table.

REGULATORY CAPITAL ANALYSIS                    MINIMUM REQUIRED       TO BE WELL CAPITALIZED          ACTUAL
---------------------------                       FOR CAPITAL        UNDER PROMPT CORRECTIVE         RATIOS AT
                                               ADEQUACY PURPOSES        ACTION PROVISIONS       SEPTEMBER 30, 2001
                                             ---------------------   ------------------------   -------------------
FOR THE CONSOLIDATED COMPANY
  Leverage ratio..........................                4.00%(1)              N/A                     8.41%
  Tier 1 risk-based capital ratio.........                4.00                  N/A                    12.12
  Risk-based capital ratio................                8.00                  N/A                    12.99
FOR THE BANK
  Leverage ratio..........................                4.00%(2)             5.00%                    8.10%
  Tier 1 risk-based capital ratio.........                4.00                 8.00                    11.74
  Risk-based capital ratio................                8.00                10.00                    12.55

_________________
(1) The Federal Reserve Board may require the company to maintain a leverage ratio higher than the indicated minimum.
(2) The FDIC may require the bank to maintain a leverage ratio higher than the indicated minimum.


NEW ACCOUNTING STANDARDS

In June through August of 2001, the Financial Accounting Standards Board (FASB) issued four new pronouncements: Statements of Financial Accounting Standards
(SFAS) No. 141 through No. 144. The company is currently evaluating the provisions of these pronouncements and has not adopted such provisions in its September

30, 2001 consolidated financial statements. Except for the elimination of amortization expense for purchased goodwill under SFAS No. 142, as detailed below, adoption of these standards is not expected to have a material effect on the company's financial position or results of operations.

SFAS No, 141, "Business Combinations", is effective for all business combinations initiated after June 30, 2001, and requires the use of the purchase method of accounting for all business combinations.

SFAS No. 142, "Goodwill and Other Intangible Assets", will eliminate the regular amortization of purchased goodwill on the company's books, and will be adopted by the company on January 1, 2002. The company recognized amortization expense for purchased goodwill of $146,000 for the nine months ended September 30, 2001, which will not recur in 2002 under this standard. Instead, this new standard will require a regular assessment for impairment of goodwill, and a write down of the goodwill if impairment occurs.

SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset (except for certain obligations of lessees) and is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

                          PART II - OTHER INFORMATION
                          ---------------------------


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

  Not applicable

ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:  None

  b. No reports on Form 8-K were filed by the company during the three-month period ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PARADIGM BANCORPORATION, INC.
                                        (Registrant)



Date:  November 13, 2001                       /s/  Peter E. Fisher
                                         -------------------------------
                                                 Peter E. Fisher
                                                  President and
                                             Chief Executive Officer



Date:  November 13, 2001                         /s/  Brad Fagan
                                         -------------------------------
                                                   Brad Fagan
                                            Executive Vice President
                                           and Chief Financial Officer