Form 10KSB40
period 2001-12-31
PARADIGM BANCORPORATION INC
filed 2002-04-01
CIK 1101845

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
            __________

                          Commission File Number None.

                          PARADIGM BANCORPORATION, INC.
                 (Name of small business issuer in its charter)

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

                                 (832) 249-7650
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  none.

Securities registered under Section 12(g) of the Exchange Act:  none.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]  No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's revenues for its most recent fiscal year were $20,668,945.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based on the most recent sale price as of March 22, 2002, was $6,538,995.

As of March 22, 2002, there were 2,375,000 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

Transitional Small Business Disclosure Format (check one):[ ] Yes   [X]    No.

                          PARADIGM BANCORPORATION, INC.
                              Index to Form 10-KSB

                                                                                                               Page
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS.....................................................2

                                                              PART I
Item 1.   Description of Business.                                                                                 3

Item 2.   Description of Property.                                                                                11

Item 3.   Legal Proceedings.                                                                                      12

Item 4.   Submission of Matters to a Vote of Security Holders.                                                    12

                                                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.                                  13

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations.                  14

Item 7.   Financial Statements (appear after the signature page at end of report).                                34

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                   34

                                                              PART III

Item 9.   Directors and Executive Officers of the Registrant                                                      35

Item 10.  Executive Compensation                                                                                  36

Item 11.  Security Ownership of Certain Beneficial Owners and Management                                          38

Item 12.  Certain Relationships and Related Party Transactions                                                    38

                                                              PART IV

Item 13..Exhibits and Reports on Form 8-K.                                                                        40

SIGNATURES .......................................................................................................42

Index to Consolidated Financial Statements ......................................................................F-1

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB of Paradigm Bancorporation, Inc., includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements discuss the company's future expectations, plans, strategies, activities or events, are based on assumptions, and are subject to risks and uncertainties, many of which are beyond the company's control. Forward-looking statements do not present strictly historical or current facts. They often include words such as: believe, expect, anticipate, intend or plan, or words of similar meaning, or future or conditional verbs such as will, would, should, or may. The company does not plan to update these forward-looking statements to reflect events or changes that occur after they are made.

Actual results may differ materially from what is expressed in any forward-looking statement. Some of the important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

      acts or threats of war or terrorism, and the effect of such acts or threats on the company, its employees, its borrowers and customers, its service providers and the economy;

      changes in interest rates and market prices, which could reduce the company's net interest margins, asset valuations and expense expectations;

      changes in the levels of loan prepayments and the resulting effects on the value of the company's loan portfolio;

      changes in economic and business conditions that could adversely affect the company's customers and their ability to transact profitable business with the company, including the ability of the company's borrowers to repay their loans according to the terms, and the value of the related collateral;

      increased credit risk in the company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

      the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

      increased competition for deposits and loans adversely affecting rates and terms;

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

      the timing, impact and other uncertainties of the company's ability to enter new markets successfully and capitalize on growth opportunities, including new location development and acquisitions;

      the loss of senior management or operating personnel and the potential inability to hire qualified personnel at profitable compensation levels; and

      changes in applicable statutes and government regulations or their interpretations, including changes in banking regulation and tax rates.

The company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require it to do so. All subsequent written and oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Paradigm Bancorporation, Inc., (Paradigm, or the company) is a financial holding company headquartered in Houston, Texas. The company was formed as a bank holding company for Paradigm Bank Texas (the bank) under the laws of the State of Texas in 1996, and elected to become a financial holding company in 2000.

We provide commercial and retail banking services from the community banking offices of Paradigm Bank Texas, our wholly-owned subsidiary, a Texas banking association also headquartered in Houston. The bank was originally chartered in 1980 as Bank of Cypress Trails and renamed Woodcreek Bank when its principal location was established in the Woodcreek area of north Houston. In 1997, the company acquired First National Bank of Dayton, which was merged into Woodcreek Bank. In October 2000, Woodcreek Bank changed its name to Paradigm Bank Texas to reflect its greater geographic and market development.

In December 1999, Paradigm acquired Dayton State Bank, a Texas banking association with locations in Dayton, Winnie and Mt. Belvieu. Dayton State Bank was operated as a separate bank for one year, and then merged into Paradigm Bank Texas in December 2000.

The company has grown by increasing loans and deposits at existing banking centers, by acquiring two existing community banks and by opening new banking centers. Paradigm Bank Texas operates eleven community banking centers (branches) serving Texas, six in the greater Houston metropolitan area, one in Galveston, two in Dayton and one each in Winnie and Mt. Belvieu. We opened our Galveston branch in May 2001, and two new Houston branches in August and December 2000. Between 1991 and 2000 we opened six new branches in Houston. In December 2001, we closed one Houston branch in the Cy-Fair area and transferred its business and staff to our nearby Gladebrook location.

Bank Activities

We operate with a community banking philosophy emphasizing long-term customer relationships based on service and convenience. A key element of this community banking approach is our banking center model, which we implemented in 1998. Each branch is a full-service banking center led by a banking center president focused on serving local community businesses and consumers. We entrust our banking center presidents with authority and flexibility for product pricing, customer service and decision-making within general parameters established by management.

We offer a variety of traditional loan and deposit products to our customers, which are mainly small and medium-size businesses and individual consumers. For businesses, we provide term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner occupied commercial real estate loans. We offer consumers automobile loans, home equity loans and debit cards. We offer all of our customers a full array of cash management, Internet banking and traditional deposit services.

The diverse economic nature of the areas we serve provides us with a varied customer base that helps spread our lending risks among many industries.

Competition

The banking business is highly competitive, with profitability dependent on the ability to compete in our market areas. We compete with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores which offer credit programs, and certain governmental organizations which may offer more favorable financing than do we. We expect competition from both financial and nonfinancial institutions to continue. Recently enacted Federal legislation eased burdens previously imposed on banks, securities firms, insurance companies, credit unions and other financial service providers. As a result, it may be easier for nonbank institutions to compete directly with us.

We have been able to compete effectively in our market areas by providing responsive community banking, experienced community lending officers and a full range of commercial and retail banking services. The greater Houston area is marked by a large number of local, regional and national financial institutions. The Galveston, Dayton, Winnie and Mt. Belvieu markets are mainly served by a smaller number of local competitors. They compete in our customer niche on loan and deposit pricing, related terms, traditional services offered, less traditional services such as insurance and brokerage offerings, branch locations, advertising and promotional programs, and by developing customer relationships.

Our competitive edge is built upon developing strong customer relationships through fast and effective service, and on being more responsive to the needs and wants of the customer. That includes loan and deposit pricing within our profitability models, being faster and better than the competition in providing loan responses and other services, building a network of convenient locations, and providing the banking services most important to our customers.

Business Strategies

Emphasize Community Banking. Our business strategy focuses on a strong commitment to relationship banking for our customer niche of small, local businesses.

Expand Market Share with Internal Growth, Expansion and Acquisition. We plan to grow our business by expanding the market share of our existing banking centers. We are poised as an opportunistic but disciplined acquirer if we identify a strategic fit. And we may add banking centers when we have the right community lender for a market that we know.

Maintain Conservative Lending Discipline. We intend to maintain a conservative lending philosophy. As we diversify and grow, the higher volume and broader range of lending activity may present greater exposure to nonpayment risks, especially in the event of an economic downturn. We intend, however, to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to our sound loan quality.

Supervision and Regulation

Financial holding companies and banks operate in a highly regulated industry, and are subject to supervision by various federal and state regulatory agencies. Federal and state laws and regulatory restrictions limit the manner in which we may conduct business. These laws and regulations also affect the terms and pricing of our services, and guide our management and operating activities. We cannot predict the nature, timing or effect of any changes in such laws and regulations. Changes in applicable laws and regulations could adversely affect our business, financial condition or results of operations.

The supervision and regulation of financial holding companies, banks and affiliates is focused on protections of depositors, borrowers, the deposit insurance funds of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, not for the protection of our shareholders or creditors. The regulatory authorities have broad enforcement power over financial holding companies and banks, including the power to impose substantial fines and other penalties, and to restrict our activities.

The following descriptions summarize some of the laws and regulations to which Paradigm and the bank are subject. References herein to applicable statutes and regulations are brief summaries, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. We believe that we are in compliance in all material respects with these laws and regulations.

Paradigm Bancorporation, Inc.

Paradigm is a financial holding company registered under the Gramm-Leach-Bliley Act, and subject to the Bank Holding Company Act of 1956 as amended (BHCA), and therefore subject to supervision, regulation and examination by the Federal Reserve. The BHCA and other federal laws subject financial holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve that financial holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that financial holding companies should not maintain a level of cash dividends that undermines the financial holding company's ability to serve as a source of strength to its banking subsidiaries.

Under the Federal Reserve policy, a financial holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a financial holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a financial holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Scope of Permissible Activities. Except as provided below, Paradigm is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

In March 2000, the Gramm-Leach-Bliley (GLB) Act became effective, eliminating the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. We elected and were approved to become a financial holding company in April of 2000. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature as determined by the Federal Reserve.

While the Federal Reserve will serve as the umbrella regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

Safe and Sound Banking Practices. Financial holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve's Regulation Y, for example, generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of its consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve has broad authority to prohibit activities of financial holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

Anti-Tying Restrictions. Financial holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a holding company or its affiliates.

Capital Adequacy Requirements. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of financial holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. At December 31, 2001, our ratio of Tier 1 capital to total risk-weighted assets was 10.8% and our total capital to total risk-weighted assets was 11.7%

In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of financial holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets less goodwill and other intangibles. Certain highly rated financial holding companies may maintain a minimum leverage ratio of 3.0%, but other financial holding companies are required to maintain a leverage ratio of at least 4.0%. At December 31, 2001, our leverage ratio was 7.9%.

The federal banking agencies' risk -based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take prompt corrective action to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes undercapitalized, it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the greater of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a financial holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Financial Holding Companies. The BHCA requires every financial holding company to obtain the prior approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by financial holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the financial holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring control of a financial holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a financial holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the holding company.

In addition, an entity is required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquiror that is a financial holding company) or more of our outstanding common stock, or otherwise obtaining control or a controlling influence over us.

Paradigm Bank Texas

The bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (BIF) of the FDIC. The bank is not a member of the Federal Reserve System; therefore, it is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subjects the bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve regulates Paradigm, as the financial holding company parent of the bank, the Federal Reserve also has supervisory authority that directly affects the bank.

Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of community and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between banks and their nonbanking affiliates, including holding companies and any nonbanking subsidiaries, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by our securities or obligations or the securities or obligations of any of our nonbanking subsidiaries.

Affiliated transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the banks and their affiliates be on terms substantially the same, or at least as favorable to the banks, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as insiders) contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Theses loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the bank have provided a substantial part of our operating funds and for the foreseeable future it is anticipated that dividends paid by the bank to Paradigm will continue to be our principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the bank. Under federal laws, the bank cannot pay a dividend if, after paying the dividend, the bank will be undercapitalized. The FDIC may declare a dividend payment to be unsafe and unsound even thought the bank would continue to meet its capital requirement after the dividend.

Because we are a legal entity separate and distinct from our subsidiaries, our right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as us) or any shareholder or creditor thereof.

Examinations. The FDIC periodically examines and evaluates insured banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Texas Banking Department also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination.

Audit Reports. Insured institutions with total asset of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcements actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certification concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total-risk weighted asset of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for banks as for holding companies. At December 31, 2001, Paradigm Bank Texas's ratio of Tier 1 capital to total risk-weighted assets was 10.5% and its ratio of total capital to total risk-weighted assets was 11.3%.

The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy that generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0%. At December 31, 2001, the bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 7.7%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take prompt corrective action with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized," and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for being a "well capitalized bank". A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized. Paradigm Bank Texas is classified as "well capitalized" for purpose of the FDIC's prompt corrective action regulations.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such payment.

As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments. The bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between zero and 0.27% of deposits.

The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. The FDIC can make changes in the rate schedule outside the five-cent range above or below the current schedule only after a full rulemaking with opportunity for public comment.

In 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund (SAIF) and to assure the payment of the Financing Corporation's (FICO) bond obligations. Under this act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987.

Enforcement Powers. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Paradigm or the bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties.

The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so: fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Texas Banking Department also has broad enforcement powers over the bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Brokered Deposit Restrictions. Institutions that are only adequately capitalized (as defined for purposes of the prompt corrective action rules described above) cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains a cross-guarantee provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (CRA) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound bank operations. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a financial holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay or block the transaction.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the bank is subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, The Expedited Funds Availability Act, The Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

The USA Patriots Act of 2001.

The USA Patriots Act is intended to strengthen U.S. law enforcement's and the intelligence community's ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriots Act on financial institutions of all kinds is significant and wide ranging. The USA Patriots Act requires financial institutions to prohibit correspondent accounts with foreign shell banks, establish an anti-money laundering program that includes employee training and an independent audit, follow minimum standards for identifying customers and maintaining records of the identification information and make regular comparisons of customers against agency lists of suspected terrorists, their organizations and money launderers.

Privacy

In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley (GLB) Act imposes new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the GLB Act. The privacy provisions became effective on July 1, 2001. The GLB Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee.

Instability and Regulatory Structure

Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and financial holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the environment in which our banking subsidiary and we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our subsidiaries.

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve and the FDIC are possessed of extensive authority to police unsafe and unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institutiont that it determines has engaged in unsafe or unsound practices. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

Monetary Policy

The policies of regulatory authorities, including the monetary policy of he Federal Reserve, have a significant effect on the operating results of financial holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans and paid for deposits.

Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Paradigm and its subsidiaries cannot be predicted.

Employees

We have about 147 employees, including about 41 officers and 32 part-time staff. We pay a significant portion of the cost of health insurance for our full-time employees, and we provide a significant matching contribution with the 401(k) savings plan we offer them. We consider our relations with our employees to be good. We are not party to any collective bargaining agreements.

ITEM 2. PROPERTIES

We operate from thirteen locations, including eleven full service banking centers, our loan operations office, and our corporate office. We own six of our banking centers, and lease the remaining seven. The lease terms expire in 2003 through 2010, not including renewal option periods that may be available. We lease an office for our loan operations center in north Houston. Our item processing facility shares a building we own with our Dayton, Clayton Road banking center, and our bank operations department shares a building we own with our Dayton, Downtown banking center.

Our Dayton Downtown location is scheduled for a major remodel in 2002. Part of the parking lot for our owned Woodcreek banking center has been taken by the State of Texas and Harris County to widen FM 1960, necessitating a major remodel of that location in 2002, also. Our other owned and leased locations are in good operating condition, and no other major remodels or improvements are planned for 2002.

The following table sets forth the address, ownership status and year-end deposit balances for each of our banking centers.

                                                     Leased or                               Deposits at
Facility Location                                      owned                               December 31, 2001
--------------------------------------------           -----                       ------------------------------
Aldine Banking Center                                  owned                                $ 16,912,000
  1906 Aldine Bender, Houston
Copperfield Banking Center                            leased                                   7,014,000
  8686 Highway 6 North, Houston
Dayton Downtown Banking Center                         owned                                  58,306,000
  106 North Main, Dayton
Dayton Clayton Road Banking Center                     owned                                   9,955,000
  1300 West Clayton, Dayton
Galveston Banking Center                              leased                                  10,557,000
  2424 Market Street, Galveston
Gladebrook Banking Center                             leased                                  35,906,000(1)
  3934 FM 1960 West, Houston
Medical Center Banking Center                         leased                                   4,192,000
  St. Edwards Dr. at Judiwood, Houston
Mt. Belvieu Banking Center                             owned                                   7,797,000
  10305 Eagle Drive, Mt. Belvieu
Silver Ridge Banking Center                           leased                                   9,706,000
  1817 FM 1960 West, Houston
Winnie Banking Center                                  owned                                  10,221,000
  146 Spur 5, Winnie
Woodcreek Banking Center                               owned                                  61,809,000
  2828 FM 1960 East, Houston
Loan Operations Office                                leased                                not applicable
  22615 Aldine Westfield, Houston
Corporate Office                                      leased                                not applicable
  3934 FM 1960 W., #330, Houston

(1) Deposits at the Gladebrook banking center include the transfer of significant deposits from the Woodcreek branch associated with an executive officer transferred to Gladebrook during 2001, along with the transfer of substantially all of the deposits of our Cy-Fair branch upon its closure in December 2001.

ITEM 3. LEGAL PROCEEDINGS

Paradigm and the bank are occasionally parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there are any pending or threatened proceedings against the company that, if determined adversely, would have a material adverse effect on our consolidated business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      1. There were no matters submitted to a vote of security holders in the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of Paradigm Bancorporation, Inc., is not listed on an exchange or quoted on a quotation system, and there is no active trading market. The company made no sales of unregistered securities in 2001

At March 22, 2002, there were 2,375,000 shares of common stock issued and outstanding and 91 holders of record. The company paid cash dividends of $.06 and $.30 per share for the years ended December 31, 2001 and 2000, respectively. Holders of common stock are entitled to receive dividends as declared by the company's board of directors from funds legally available, subject to regulatory requirements and those imposed under the terms of the company's commitments to fund payments on the trust preferred securities of its subsidiary, Paradigm Capital Trust II.

There is no public trading market for the shares of common stock the Company and it is unlikely that an active market will develop for the common stock in the foreseeable future. The Company has no present plans for listing its common stock on a national or regional securities exchange or with the National Association of Securities Dealers Automated Quotations System. Trades in shares of the Company's stock are often privately negotiated between the buyer and the seller, and the Company does not know the prices at which some or all of such transactions took place. The last sale of which management is aware occurred on March 20, 2002 when 12,000 shares of common stock were sold at $9.00 per share. As of March 22, 2002, there were 2,375,000 shares of common stock issued and outstanding and 91 shareholders of record.

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company paid cash dividends aggregating $0.06 per share in 2001 and $0.30 per share in 2000, there is no assurance that the Company will continue to pay dividends in the future.

The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." The Bank is also subject to risk-based capital rules that restrict its ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Bank to pay dividends if the they consider the payment to be an unsafe or unsound practice.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Paradigm's consolidated financial statements and notes thereto and other detailed information included elsewhere in this report.

OVERVIEW

In the quarter ended December 31, 2000, Paradigm Bancorporation, Inc. (the company, or Paradigm), changed the name of Woodcreek Bank to Paradigm Bank Texas (the bank) to reflect its expanded customer base and broader geographic range.

In December 2000, the company merged Dayton State Bank (acquired in December
1999) into Paradigm Bank Texas. The merger was done to capitalize on synergies available to expand and improve services offered to our banking customers, and to develop efficiencies from a unified management and operating approach. Merging the banks enabled us to focus our marketing and management efforts on one bank, and to consolidate the management, loan processing, back office and accounting operations.

During the first quarter of 2001, Paradigm, through its subsidiary, Paradigm Capital Trust II, issued $6 million in trust preferred securities. The proceeds were used mainly to redeem all of the company's outstanding 10.375% debentures, and for general corporate purposes. See the discussion in "Financial Condition - Trust Preferred Securities." From August 2000 through May 2001, the bank opened three new banking centers (branches), an increase of 33% in 10 months. The three new locations are in the Copperfield and Gladebrook areas of north and northwest Houston and in downtown Galveston.

Due to the proximity of our Copperfield and Gladebrook branches, we were able close our Cy-Fair Banking Center, which was located between those two, on December 1, 2001. We have moved the staff and most of the business from Cy-Fair to the nearby Gladebrook location, enabling us to realize cost savings without material loss of loans or deposits, and without material charges to income.

During 2001, the Federal Reserve decreased its discount rates eleven times, totaling 475 basis points. Due to rate re-pricing differences among the company's interest bearing assets and liabilities, these rate reductions effectively lowered the company's net interest margin by 85 basis points for 2001 versus 2000.

Changing the bank name, merging the two banks, staffing and establishing new locations, establishing a consolidated operations center and modernizing computer systems all represent significant investments in the future which increased costs in 2001. Due to these factors and those discussed below, the company earned $1.1 million, $0.47 per share (basic and diluted), in 2001, versus $2.2 million, or $.94 per share (basic and diluted), in 2000. The company posted returns on average assets of .48%, 1.05%, and 1.09% for 2001, 2000 and 1999, respectively. For those same years, the company earned returns on average equity of 6.38%, 13.73%, and 15.14%, respectively. Dividends paid per weighted average share outstanding (basic and diluted) for 2001, 2000 and 1999, respectively, were $0.06, $0.30 and $0.48. Our ability to improve on the 2001 net income in the future depends on the effects of market interest rates on our net interest margins, our success in growing our loan and deposit portfolios, and our ability to achieve greater operating efficiencies.

Despite the downward pressure on earnings, the company achieved significant asset and deposit growth in 2001. Total assets grew to $259.3 million at December 31, 2001 from $215.3 million at December 31, 2000, an increase of $44.0 million, or 20.4%. Net loans increased to $169.2 million at December 31, 2001 from $132.3 million at December 31, 2000, an increase of $36.9 million, or 27.98%. Total deposits grew $44.4 million, or 23.6%, in 2001, to $232.4 million at December 31, 2001. Assets, loans and deposits grew in 2001 due to growth in branches opened in 2000 and 2001 and the development of additional business at existing branches.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, a main source of the company's earnings, is the amount by which interest income exceeds interest expense. Interest rate fluctuations and changes in the amount and type of earning assets and liabilities combine to affect net interest margins and net interest income. Changes in yields earned on interest-earning assets, such as loans and investments, and rates paid on interest-bearing deposits and other borrowed funds are called rate changes. Changes in the amount and mix of interest-earning assets and interest-bearing liabilities are referred to as volume changes.

Net interest income before provision for credit losses decreased $377,000, 3.5%, for the year ended December 31, 2001 compared with 2000. After discount rate reductions by the Federal Reserve Board, which totaled 475 basis points in 2001, interest rates earned on the company's interest-earning assets decreased sooner and more significantly than the rates paid on its interest-bearing liabilities. The average rate earned on interest earning assets was 7.78% in 2001, down 101 basis points from 8.79% in 2000. The average rate paid for interest-bearing liabilities decreased 27 basis points, to 4.04% in 2001 versus 4.31% in 2000. The company's net interest margin of 5.15% in 2001 was 85 basis points lower than in 2000.

The increase in average assets and liabilities, and related interest income and expense, from 1999 to 2000 was mainly due to the purchase of Dayton State Bank in December 1999.

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax-equivalent adjustments were made to the average balances or interest amounts, and all average balances are daily average balances. Non-accruing loans have been included in the tables as loans carrying a zero yield.

Consolidated Yield Tables                                                         Year ended December 31, 2001
-------------------------                                                      ---------------------------------
                                                                               Average                  Yield or
                                                    Dollars in thousands       Balance     Interest     Rate (4)
                                                                               ----------------------------------
Average Assets
Interest-earning assets:
             Loans                                                           $ 145,591    $  12,753       8.76%
             Securities (1)                                                     44,266        2,493       5.63
             Federal funds sold and other
                temporary investments                                           11,931          455       3.81
                                                                             ---------    ---------
             Total interest earning assets                                     201,788       15,701       7.78
             Less allowance for credit losses                                   (1,270)
                                                                             ---------
                Interest-earning assets, net of allowance                      200,518
             Non interest earning assets                                        36,765
                                                                             ---------
                Total assets                                                 $ 237,283
                                                                             =========
Average Liabilities and shareholders' equity Interest-bearing liabilities:
             Interest-bearing demand deposits                                $  15,236    $     209       1.37%
             Savings and money market deposits                                  46,920        1,390       2.96
             Certificates of deposit                                            70,761        3,760       5.31
             Federal funds purchased and other debt                                206           13       6.31
                                                                             ---------    ---------
             Total interest-bearing liabilities                                133,123        5,372       4.04
Non interest-bearing liabilities:
             Non interest-bearing demand deposits                               77,361
             Other liabilities                                                   3,557
                                                                             ---------
                Total liabilities                                              214,041
Company obligated mandatorily-redeemable
             trust preferred securities                                          5,563
Shareholders' equity                                                            17,680
                                                                             ---------
                Total liabilities and shareholders' equity                   $ 237,283
                                                                             =========
Net interest rate spread                                                                                  3.75%
Net interest income and margin (2)                                                        $  10,329       5.15%
                                                                                          =========
Net interest income & margin, tax equivalent basis (3)                                    $  10,764       5.37%
                                                                                          =========

Consolidated Yield Tables                                         Year ended December 31, 2000       Year ended December 31, 1999
-------------------------                                       ---------------------------------   ------------------------------
                                                                Average                  Yield or   Average               Yield or
                                      Dollars in thousands      Balance   Interest       Rate (4)   Balance   Interest    Rate (4)
                                                                ------------------------------------------------------------------
Average Assets
Interest-earning assets:
             Loans                                             $122,228   $ 12,305        10.07%  $  62,483    $5,723       9.16%
             Securities (1)                                      52,782      3,204         6.07      32,647     1,860       5.70
             Federal funds sold and other
                temporary investments                             4,411        262         5.94       3,769       230       6.10
                                                               --------   --------                ---------    ------
             Total interest earning assets                      179,421     15,771         8.79      98,899     7,813       7.90
             Less allowance for credit losses                      (859)                               (426)
                                                               --------                           ----------
                Interest-earning assets, net of allowance       178,562                              98,473
             Non interest earning assets                         34,514                              17,631
                                                               --------                           ----------
                Total assets                                   $213,076                           $ 116,104
                                                               ========                           =========

Average Liabilities and shareholders' equity
        Interest-bearing liabilities:
             Interest-bearing demand deposits                  $ 15,736    $   419         2.66%  $   7,380    $   89       1.21%
             Savings and money market deposits                   40,899      1,308         3.20      25,983       786       3.03
             Certificates of deposit                             59,426      3,277         5.51      34,360     1,663       4.84
             Federal funds purchased and other debt               1,502         61         4.06         982        59       6.01
                                                               --------    -------                ---------    ------
             Total interest-bearing liabilities                 117,563      5,065         4.31      68,705     2,597       3.78
Non interest-bearing liabilities:
             Non interest-bearing demand deposits                68,973                              37,685
             Other liabilities                                    5,163                               1,121
                                                               --------                           ----------
                Total liabilities                               191,699                             107,511
Company obligated mandatorily-redeemable
             trust preferred securities                           5,125                                 427
Shareholders' equity                                             16,252                               8,166
                                                               --------                           ----------
                Total liabilities and shareholders' equity     $213,076                           $ 116,104
                                                               ========                           =========
Net interest rate spread                                                                   4.48%                            4.12%
Net interest income and margin (2)                                         $10,706         6.00%               $5,216       5.30%
                                                                           =======                             ======
Net interest income & margin, tax equivalent basis (3)                     $10,891         6.10%               $5,356       5.44%
                                                                           =======                             ======

(1) Yield on securities is based on amortized cost and does not include unrealized gains or losses. Average balances for time deposits with other banks are included in average securities balances above, in the amounts of $2,902, $3,512, and $7,619 for the years 2001, 2000 and 1999, respectively.

(2) Net interest margin equals net interest income divided by average interest-earning assets.

(3) To make pretax income and yields on tax exempt investments and loans comparable to those for taxable investments and loans, a tax-equivalent adjustment was computed using the federal income tax rate of 34%. The average balances of non-taxable securities which are included in the average securities balances above were $11,072, $11,088 and $9,763 for the years 2001, 2000 and 1999, respectively.

      The company has an asset and liability management strategy designed to provide a proper balance between rate sensitive assets and rate sensitive liabilities, to attempt to maximize interest margins and to provide adequate liquidity for anticipated needs. The effects of interest rate changes on net interest income and related management practices are discussed in "Financial Condition - Interest Rate Sensitivity."

      In 2001, average interest earning assets increased $22.4 million, 12.5% over 2000, mainly due to an increase in average loan volume of $23.4 million, 19.1%. The increase in loans was not enough, however, to offset the effect of the 101 basis point decrease in average yield in 2001, resulting in lower total interest income.

Growth in savings, money market and time deposits helped boost average interest-bearing liabilities by $15.6 million in 2001, 13.3% over 2000. The benefit from the gradual reduction of 27 basis points on average rates paid on interest-bearing liabilities was offset by the deposit growth, resulting in higher total interest expense for 2001.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and identifies the change related to outstanding balances (volume) and the change due to interest rate fluctuations (rate) for the periods indicated. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

The increase in interest and expense volumes from 1999 to 2000 is mainly due to the purchase of Dayton State Bank in December 1999.

Loan Volume & Rate Change Analysis

                                                          Year ended December 31, 2001          Year ended December 31, 2000
                                                                  Compared to                           Compared to
                                                          Year ended December 31, 2000          Year ended December 31, 1999
                                                      ------------------------------------   ---------------------------------
                                                            Increase (Decrease) Due to          Increase (Decrease) Due to
                                                      ------------------------------------   ---------------------------------
                        Dollars in thousands           Volume          Rate         Total      Volume       Rate       Total
                                                      ---------      --------     --------   ---------    --------   ----------
Average interest-earning assets
Loans                                                 $ 2,047        $(1,599)       $ 448      $6,016       $ 566      $6,582
Securities                                               (517)          (194)        (711)      1,222         122       1,344
Federal funds sold                                        287            (94)         193          38          (6)         32
                                                      -------        -------        ------     ------       -----      ------
     Increase (decrease) in interest income             1,817         (1,887)         (70)      7,276         682       7,958

Average interest-bearing liabilities
Interest-bearing demand deposits                      $   (14)       $  (196)       $(210)     $  222       $ 108      $  330
Savings and money market accounts                         178            (96)          82         477          45         522
Certificates of deposit                                   602           (119)         483       1,381         233       1,614
Federal funds purchased & other debt                      (53)             5          (48)         22         (20)          2
                                                      -------        -------        ------     ------       -----      ------
     Increase (decrease) in interest expense              713           (406)         307       2,102         366       2,468
                                                      -------        -------        ------     ------       -----      ------
         Increase (decrease) in net interest income   $ 1,104        $(1,481)       $(377)     $5,174       $ 316      $5,490
                                                      =======        =======        ======     ======       =====      ======

Provision for Credit Losses

The provision for credit losses represents charges to income to bring the total allowance for credit losses to a level deemed appropriate by management based on such factors as the company's historical loan loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors. See "Financial Condition - Allowance for Credit Losses" for more information regarding the company's allowance for credit losses.

The provision for credit losses was $1.0 million for the year ended December 31, 2001, 44.0% more than for 2000. Average total loans increased $23.4 million, 19.1%, in 2001 compared with 2000. Management increased the provision in 2001, primarily as a prudent response to loan growth and the general economic downturn experienced in 2001. The provision was also increased to provide for certain loans that increased in risk of loss during 2001. Future provisions will be based on information then available.

Non Interest Income

The company's main source of non interest income is service charges on accounts. These are augmented by a variety of service fees, including ATM fees, merchant and lockbox services, check cashing fees, collection and wire transfer services and other fee services. The company also realizes non-interest income for occasional sales of loans, investment securities and fixed assets.

Noninterest income rose $1.2 million, 32.2%, to $5.0 million for the year ended December 31, 2001 compared with 2000. This increase was mainly due to service charges on deposit accounts and other banking service fees, plus gains on sales of securities. Customer service charges and other service fees, respectively, were $633,000 and $96,000 higher in 2001 than in 2000. Service charge and fee revenues rose due to growth in average deposits in 2001, plus fee increases and increased customer activity.

The company realized $450,000 in pre-tax gains on the sale of investment securities in 2001 due to appreciation in the investment portfolio that resulted from declining interest rates. The company realized a $105,000 gain on the sale of a cash flow hedge in 2000. No other significant gains or losses on assets sales were realized in 2001 or 2000.

The following table presents the major categories of noninterest income.

                                                                  Year Ended
                                                                 December 31,
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
                                                            (Dollars in thousands)
Customer service charges............................     $      3,563   $      2,930
Service fees........................................              666            570
Gain on sale of securities..........................              450            105
Other non interest income...........................              289            153
                                                         ------------   ------------
         Total non interest income..................     $      4,968   $      3,758
                                                         ============   ============

Non Interest Expense

Non-interest expenses include salaries and benefits, occupancy costs, outside service fees, depreciation and amortization of fixed assets and purchased goodwill, the minority expense for the company obligated mandatorily redeemable trust preferred securities of the company's trust subsidiaries, and other operating expenses Total non-interest expenses increased $2.3 million, 22.1%, to $12.8 million for 2001 compared with 2000 mainly due to the increase in the number of branches, establishment of our bank operations center, and consolidation activities related to the December 2000 merger of the banks. The following table shows the major elements of non interest expense for 2001 and 2000.

                                                                  Year Ended
                                                                 December 31,
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------
                                                            (Dollars in thousands)
Salaries and employee benefits......................     $      5,711   $      5,035
Non-staff expenses:
      Net occupancy expenses........................            1,159            994
      Outside service fees..........................            1,166            763
      Depreciation and amortization of fixed assets.            1,097            695
      Amortization of goodwill......................              195            221
      Minority interest expense, trust preferred
      securities....................................              539            532
      Other non interest expenses...................            2,948          2,252
                                                         ------------   ------------
         Total noninterest expense..................     $     12,815   $     10,492
                                                         ============   ============

Salaries and benefits increased $676,000, 13.4%, in 2001 compared with 2000. The increase was due mainly to additional staffing associated with opening three new banking centers in August and December 2000 and May 2001.

Non-staff expenses increased $1,647,000, 30.2%, in 2001 versus 2000. Net occupancy costs were up $165,000 for 2001 versus 2000 due to opening three new banking centers. Depreciation and amortization of fixed assets was $402,000 higher for 2001, due to the new branches, the establishment of our bank operations center, loan center and corporate office, and data systems improvements. Outside service fees increased $403,000 in 2001 due mainly to higher item processing charges from the increased loan and deposit volume, plus merger and conversion-related costs. We plan to reduce outside processing charges in 2002 by performing more of the processing activities in our item-processing department. Other non interest expenses grew $696,000 in 2001 compared with 2000, due mainly to higher printing costs, telephone expense, postage and courier costs, and a variety of other expense increases associated with the new branches, name change, merger of the banks, and overall growth.

Amortization of goodwill was $195,000 for 2001. Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, the company will no longer amortize goodwill, but will instead review goodwill for impairment periodically.

Income Taxes

The amount of income tax expense is determined by the amounts of taxable income, tax-exempt income, nondeductible interest expense and other nondeductible expenses. Due to the lower taxable income in 2001, income tax expense decreased $695,000 for the year ended December 31, 2001 compared with 2000. The company's effective tax rate was 23.4% for 2001 versus 31.8% for 2000. The lower effective rate in 2001 is due to higher non-taxable interest income and lower income from taxable sources.

Effects of Inflation

The effects of inflation on our market areas and operating results have been relatively modest for the past several years. Since substantially all of our assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. We try to manage the effect of interest rate changes by managing the relationship between our interest rate sensitive assets and liabilities. See "Financial Condition - Interest Rate Sensitivity".

FINANCIAL CONDITION

Cash, Cash Equivalents and Deposits in Financial Institutions

Cash and cash equivalents includes cash in vaults, due from other financial institutions, and federal funds sold. Cash and cash equivalents were $21.3 million at December 31, 2001, compared with $15.8 million at December 31, 2000. The cash increase of $5.5 million in 2001 compares with a decrease of $10.8 million in 2000 compared with 1999.

The company generated cash from operations of $2.6 million in 2001 compared with $3.6 million in 2000. The decrease was due mainly to $1.1 million lower net income in 2001.

The company used $40.2 million of cash for investing activities in 2001 compared with $15.8 million in 2000. In 2001, loan growth consumed $37.9 million and the net increase in securities and interest-bearing deposits used $494,000. In 2000, loan growth used $22.5 million and investments in securities and interest-bearing deposits provided $8.9 million. The company invested about $1.8 million of cash in fixed assets in 2001, including completion of its Gladebrook branch and corporate offices, and its Galveston branch, and improvement of its computer systems. We spent $2.1 million on fixed assets in 2000, including the development of our Copperfield and Gladebrook branches and expansion of our item and data processing and systems.

We are not currently developing any new branches, but will consider a new branch if a strategic market opportunity arises. Major remodels of the bank's two largest branches, Dayton Downtown and Woodcreek, are planned for 2002. Both projects are still in the planning stages, but the combined capital investment is expected to approach $1 million. No other major capital projects are currently planned, but the company will update its systems and facilities as needed. Management believes that current cash resources, cash flows and liquid investments will provide the funds needed to finance the company's operations and capital projects in 2002.

Financing activities provided $43.1 million in 2001, versus $1.4 million in 2000. Increased deposits provided $44.3 million in 2001 compared with $6.0 million in 2000.

In the normal course of business, the company maintains correspondent bank accounts with various banks, which totaled about $10 million at December 31,2001, including about $9 million with Frost Bank, its lead correspondent. Each correspondent bank account is a demand account with normal bank correspondent services, including sales and purchases of loan participations and federal funds. At December 31, 2001, $6.3 million of cash equivalents were in federal funds sold. Interest-earning deposits in financial institutions were $5.4 million at December 31, 2001, including about $5 million with maturities of less than one month.

Investment Portfolio

We have adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At the date of purchase, we are required to classify each debt or equity security into one of three categories: held to maturity (HTM), trading, or available for sale (AFS). Securities are classified as HTM and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold them to maturity. Securities bought mainly to sell in the near term are classified as trading and measured at fair value in the financial statements, with unrealized gains and losses included in earnings. Investments not classified as either HTM or trading are classified as AFS and measured at fair value in the financial statements, with unrealized gains and losses reported, net of tax, as a separate component of other comprehensive income in shareholders' equity until realized.

The following table summarizes the carrying value and classification of securities as of the dates shown.

Investment securities                       December 31,
    By category                   ---------------------------------
                                     2001       2000         1999
                                  ---------  ---------   ----------
                                       (Dollars in thousands)
Available-for-sale..............  $ 34,620   $ 27,767    $   29,797
Held-to-maturity................     9,033     18,983        21,445
                                  --------   --------    ----------
   Total securities.............  $ 43,653   $ 46,750    $   51,242
                                  ========   ========    ==========

The following table summarizes the amortized cost of securities classified as available-for-sale and their approximate fair values as of the dates shown.

                                             As of December 31, 2001                      As of December 31, 2000
Available for sale securities    ----------------------------------------------  -----------------------------------------------
-----------------------------                  Gross      Gross                                   Gross     Gross
                                  Amortized  Unrealized Unrealized      Fair        Amortized  Unrealized Unrealized    Fair
       Dollars in thousands         Cost       Gains      Losses        Value          Cost       Gains     Losses      Value
                                 ----------------------------------------------  ----------------------- -----------------------
U.S. gov't & agencies            $ 3,543       $ 25       $  (7)       $ 3,561       $ 3,244       $ 52       $--        $ 3,296
Mortgage-backed securities        19,292         28         (79)        19,241        15,830        269        (2)        16,097
Obligations of states and
   political subdivisions          8,107        293          --          8,400         8,255        119        --          8,374
Other securities                   3,448          1         (31)         3,418            --         --        --             --
                                 -------       ----       -----        -------       -------       ----       ---        -------
   Total AFS securities          $34,390       $347       $(117)       $34,620       $27,329       $440       $(2)       $27,767
                                 =======       ====       =====        =======       =======       ====       ===        =======


Available for sale securities
-----------------------------
                                                           As of December 31, 1999
                                     ------------------------------------------------------------------
                                                           Gross                Gross
                                     Amortized           Unrealized          Unrealized          Fair
         Dollars in thousands          Cost                Gains               Losses            Value
                                     ------------------------------------  ----------------------------
U.S. gov't & agencies                $ 3,732           $          --           $ (31)           $ 3,701
Mortgage-backed securities            18,107                      --            (234)            17,873
Obligations of states and
   political subdivisions              8,263                      --             (40)             8,223
Other securities                          --                      --              --                 --
                                     -------           -------------           -----            -------
   Total AFS securities              $30,102           $          --           $(305)           $29,797
                                     =======           =============           =====            =======

The following table summarizes the amortized cost of securities classified as held to maturity and their approximate fair values as of the dates shown.

Held to maturity securities
---------------------------                                  As of December 31, 2001
                                                  ----------------------------------------------
                                                                 Gross       Gross
                                                  Amortized   Unrealized  Unrealized    Fair
                          Dollars in thousands       Cost        Gains      Losses     Value
                                                  ----------------------------------------------
U.S. gov't & agencies                              $1,000         $--       $ (2)     $  998
Mortgage-backed securities                          6,047          --        (83)      5,964
Obligations of states and political subdivisions    1,986          49         --       2,035
                                                   ------         ---       ----      ------
   Total held to maturity securities               $9,033         $49       $(85)     $8,997
                                                   ======         ===       ====      ======

Held to maturity securities
---------------------------                                  As of December 31, 2000
                                                  --------------------------------------------
                                                                Gross      Gross
                                                  Amortized  Unrealized Unrealized    Fair
                                                     Cost       Gains     Losses      Value
                                                  --------------------------------------------
U.S. gov't & agencies                              $16,000       $-       $(168)    $15,832
Mortgage-backed securities                              59        -          (1)         58
Obligations of states and political subdivisions     2,924        7          (5)      2,926
                                                   -------       --       -----     -------
   Total held to maturity securities               $18,983       $7       $(174)    $18,816
                                                   =======       ==       =====     =======

Held to maturity securities
---------------------------                         As of December 31, 1999
                                         ----------------------------------------------
                                                        Gross       Gross
                                         Amortized   Unrealized  Unrealized    Fair
                Dollars in thousands        Cost        Gains      Losses     Value
                                         ----------------------------------------------
U.S. gov't & agencies                     $17,796         $3       $(462)    $17,337
Mortgage-backed securities
Obligations  of  states  and  political
subdivisions                                3,649          -         (25)      3,624
                                          -------         --       -----     -------
  Total held to maturity securities       $21,445         $3       $(487)    $20,961
                                          =======         ==       =====     =======

We use our securities portfolio as a source of income and liquidity, to manage interest rate risk, and to provide collateral for municipal pledging requirements. The portfolio is typically invested in low risk assets, usually securities rated Aa or higher or backed by the United States government. Investments are managed by the bank's Asset and Liability committee (ALCO) based on policies set by the bank's board of directors.

At December 31, 2001, investment securities totaled $43.7 million, down from $46.8 million at December 31, 2000. Due to interest rate decreases, most of our investments in callable securities were called in 2001. We also sold some of our investments to realize profits in the available for sale portfolio that had accrued due to the interest rate decreases in 2001. Securities were 16.8% and 21.7% of total assets at December 31, 2001 and 2000, respectively.

The following table shows the maturity schedule of investments in securities by category.

                                                            As of December 31,2001
Maturity Ranges for Securities            ----------------------------------------------------------
------------------------------             Within     Over One      Over Five     Over
                 Dollars in thousands     One Year  To Five Years To Ten Years  Ten Years     Totals
                                          ----------------------------------------------------------
U.S. government & agencies                 $  --      $ 2,500        $2,061      $    --      $ 4,561
Mortgage-backed securities                    --           --         3,042       22,246       25,288
Obligations of states and political
   subdivisions                               --        5,418         4,856          112       10,386

Other securities                              --        3,418            --           --        3,418
                                           -----        -----         -----      -------      -------
    Total securities                       $  --      $11,336        $9,959      $22,358      $43,653
                                           =====      =======        ======      =======      =======

The average yield for investment securities at December 31, 2001 ranged from 4.28% to 7.68%. The average yield on securities for 2001 was 5.63%, compared with 6.07% for 2000.

Mortgage-backed securities (MBS) are pools of real estate mortgages and are mainly issued by federal agencies such as the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. They are deemed to have high credit ratings, and the minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Contractual maturity of mortgage-backed securities is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time.

At December 31, 2001, 88% of the MBS we held had contractual final maturities of more than ten years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, MBS provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. MBS bought at a premium will generally suffer decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages, thus shortening the premium amortization period. MBS bought at a discount will generally provide higher yields in a decreasing rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate MBS do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will not be unduly shortened. If interest rates fall, prepayments will increase.

Loan Portfolio

The loan portfolio is the largest category of our earning assets. As a community banking organization, we focus on providing loans to businesses, consumers and other entities in our market areas. Total loans net of unearned income were $170.8 million at December 31, 2001, up $37.3 million, 27.9%, from $133.5 million at December 31, 2000. Loans at December 31, 2001 were 68.1% of earning assets, compared to 72.2% at December 31, 2000. The loan growth in 2001 was mainly due to the business development achieved by the banking center presidents and lending officers of our three new branches and our existing branches. Loan growth in 2000 was due to a combination of business expansion in existing branches and growth related to our Copperfield branch opened in August 2000. Much of the loan growth from December 31, 1998 to 1999 was due to the purchase of Dayton State Bank. The following table summarizes the loan portfolio by type of loan at the dates indicated.

Loan Portfolio Analysis
-----------------------                                         At December 31,
                              ----------------------------------------------------------------------------------
                                           2001                     2000                       1999
                              -------------------------   -------------------------   -------------------------
     Dollars in thousands        Amount       Percent       Amount       Percent        Amount       Percent
                              -------------------------   -------------------------   -------------------------
Commercial and industrial     $  37,163       21.76%      $  32,173       24.11%      $  31,798       28.58%
Real estate loans:
  Construction and
    land development             15,263        8.94          13,014        9.75          10,365        9.32
  1 - 4 family residential       18,999       11.13          18,251       13.68          15,922       14.31
  Home equity/junior liens        1,537        0.90           1,640        1.23             627        0.56
  Commercial mortgages           56,319       32.98          31,540       23.64          23,143       20.80
  Secured by farmland             1,652        0.97           1,915        1.44           3,881        3.49
  Multifamily residential         1,696        0.99           2,543        1.91           1,703        1.53
Agricultural                      5,933        3.47           6,124        4.59           7,270        6.53
Consumer, incl. Installment      32,963       19.30          27,535       20.64          17,939       16.13
Less unearned discounts/fees       (767)      (0.45)         (1,299)      (0.97)         (1,400)      (1.26)
                              ---------                   ---------                   ---------
    Total loans               $ 170,758      100.00%      $ 133,436      100.00%      $ 111,248      100.00%
                              =========                   =========                   =========

                                                      At December 31,
                             -------------------------------------------------------------
                                          1998                            1997
                              ----------------------------   -----------------------------
     Dollars in thousands       Amount           Percent       Amount           Percent
                              ----------------------------   -----------------------------
Commercial and industrial      $ 11,857           24.02%      $  7,591           20.00%
Real estate loans:
  Construction and
    land development              1,958            3.97          2,323            6.12
  1 - 4 family residential        9,827           19.91          8,732           23.00
  Home equity/junior liens          531            1.08            462            1.22
  Commercial mortgages           13,137           26.61          9,427           24.84
  Secured by farmland               795            1.61            460            1.21
  Multifamily residential           543            1.10            487            1.28
Agricultural                        258            0.52            418            1.10
Consumer, incl. Installment      10,937           22.15          8,422           22.19
Less unearned discounts/fees       (475)          (0.96)          (364)          (0.96)
                               --------                       --------
    Total loans                $ 49,368          100.00%      $ 37,958          100.00%
                               ========                       ========

Our lending focus is on commercial mortgages, small and medium-sized business loans and consumer loans. We offer a variety of commercial lending products including term loans and lines of credit. A broad range of short to medium-term commercial loans, mainly collateralized, is made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

Loans from $150,000 to $500,000 are evaluated and acted upon by the credit officer in conjunction with the division president or bank president. Loans above $500,000 must be approved by the Directors Loan Committee, which meets weekly.

Generally, we make commercial loans in our primary market area and we underwrite them on the basis of the borrower's ability to service such debt from income. We usually take a collateral lien on any available real estate, equipment or other assets owned by the borrower and obtain a personal guaranty of the borrower. Short-term assets usually collateralize working capital loans whereas term loans are usually collateralized by long-term assets.

We make commercial mortgage loans to finance the purchase of real property that generally consists of real estate with completed structures. Commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and amortize over a 10 to 15 year period, with maturities of 3 to 5 years. In underwriting commercial mortgage loans, we consider the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit verification, appraisals and a review of the financial condition of the borrower.

A portion of our lending activity is the origination of one to four-family residential mortgage loans collateralized by owner-occupied properties located in our market areas. We offer a variety of mortgage loan products that generally are amortized over 5 to 25 years, with maturities typically not exceeding five years. Loans collateralized by one to four-family residential real estate generally have been originated in amounts of no more than 85% of appraised value or have mortgage insurance. We require mortgage title insurance and hazard insurance. All loans in the one to four-family residential category were originated by us and are typically on a balloon structure.

We make loans to finance the construction of residential and nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in our construction lending activities. In keeping with our community-oriented focus, we provide construction and permanent financing for churches and public entities located in our market areas.

Consumer loans made by us include direct "A" credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan.

The contractual maturity ranges of the loan portfolio, excluding $21,714,000 of installment loans net of discount, and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2001 are summarized in the following table:


Commercial, industrial, construction, real estate,                            December 31, 2001
Agriculture and non-installment consumer loans:         ------------------------------------------------------------
                                                                         After One
                                                          One Year        Through      After Five
                                                           Or Less      Five Years        Years           Total
                                                        ----------      ----------     -----------     -----------
                                                                           (Dollars in thousands)
Loans with a predetermined interest rate...........     $   21,006      $   35,251     $     6,202     $    62,459
Loans with a floating interest rate................         42,219          38,233           6,133          86,585
                                                        ----------      ----------     -----------     -----------
Total..............................................     $   63,225      $   73,484     $    12,335     $   149,044
                                                        ==========      ==========     ===========     ===========

We have adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under SFAS No. 114, as amended, a loan is considered impaired based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The fair value of impaired loans is based on either the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS Nos. 114 and 118 did not have a material adverse effect on our financial statements.

At December 31, 2001, the company had outstanding and unfunded standby letters of credit, which are primarily cash secured, totaling $373,000. We also had unfunded loan commitments at December 31, 2001 of $23.0 million, of which we consider about 20% likely to be funded in 2002.

The company accrues interest on its performing loans daily. Interest is computed using the simple interest method, which recognizes that as principal balances are reduced during the term of the loan, a smaller portion of each loan payment represents interest earned on the balance. The company often charges points and fees on the origination of certain real estate and construction loans. We comply with appropriate accounting principles for recognizing income on fees and points.

Nonperforming Assets

Nonperforming assets include nonaccruing loans, loans past due 90 days or more, and real estate acquired by foreclosure. We use a number of procedures to maintain the overall quality of our loan portfolio. We have established underwriting guidelines for our officers and we monitor our delinquency levels for any adverse trends. We also have a third party perform quarterly loan reviews to help maintain asset quality.

For potential problem loans, the borrower's overall financial condition is evaluated to determine the need for possible write-downs or additions to the allowance for loan losses. We place a loan on nonaccrual status (stop accruing interest income) when, in the opinion of management, the borrower's financial condition is such that collection of interest is doubtful. This assessment is based on criteria such as payments past due or defaulted, asset deterioration, decline in cash flow, operating losses, declining sales, bankruptcy or other financial indicators. We usually place a loan on non-accrual status and stop accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. At December 31, 2001, nonperforming assets were $1.4 million, down from $1.8 million at December 31, 2000.

We record real estate acquired by foreclosure at the lesser of the outstanding loan balance or the fair value of the real estate at the time of foreclosure, less estimated costs to sell. We require appraisals on loans secured by real estate.

The following table presents information regarding non-performing assets at the dates indicated.


Non-performing Assets Table                            December 31,
---------------------------                ---------------------------------------
                                           2001      2000      1999   1998    1997
                                           ----      ----      ----   ----    ----
                                                     (Dollars in thousands)

Nonaccruing loans .......................  $1,111   $1,216   $  473   $113   $  261
Accruing loans past due 90 days or more .      23       84       52      0        0
Real estate acquired by foreclosure           266      450      542    233      769
                                           ------   ------   ------   ----   ------
          Total nonperforming assets       $1,400   $1,750   $1,067   $346   $1,030
                                           ======   ======   ======   ====   ======
Nonperforming assets to total loans and
    real estate acquired by foreclosure .    0.82%    1.31%    0.95%  0.70%    2.60%

Allowance for Credit Losses

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses that it believes is adequate for estimated losses in the loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the bank's board of directors, indicating any change in the allowance since the last review and any recommendations for adjustments in the allowance.

In evaluating the adequacy of the allowance for credit losses, management considers the diversification by industry of the commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, and the evaluation of the loan portfolio by the internal loan review process. Charge-offs are made when loans are deemed to be uncollectible.

We follow a loan review program incorporating both internal and external reviews to evaluate the credit risk in the loan portfolio. Under the loan review process, we maintain an internally classified loan list that, along with the delinquency loan list, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as substandard have clear and defined weaknesses such as highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as doubtful have characteristics similar to substandard loans but with an increased risk that a loss may occur or a portion of the loan may require a charge-off if liquidated currently. Loans classified as loss are in the process of being charged off.

We also maintain a watch list of loans that have one or more deficiencies that require attention in the short term, or that have pertinent financial ratios that have weakened such that more frequent monitoring is warranted. These loans do not have all of the characteristics of a loan classified as substandard or doubtful, but do show weakened elements compared to a satisfactory credit. We monitor these loans to assist in assessing the adequacy of the allowance for credit losses.

To determine the adequacy of the allowance for credit losses, management considers the risk classification (based on grade) or delinquency status of loans and other factors, such as collateral value, portfolio composition, economic trends and the financial strength of borrowers. We establish specific allowances for loans that we believe require reserves greater than those allocated according to their classification or delinquent status. The company then charges to operations a provision for credit losses to maintain the allowance at an adequate level determined by the foregoing methodology.

We incorporate and analyze the following factors in establishing the amount in our allowance for credit losses. Loan grades are based on an analysis of the following general credit criteria.

      . Character (borrower, principals, guarantors, customers, commitments kept)

      .     Conditions (business, economic, industry, political)

      . Management (quality, experience, succession, knowledge, reputation, planning)

      . Accounting and control systems (confidence, inventory, quality, records, audits)

      . Financial condition (leverage, trends, history, agency reports, prior payment experience, compensating balances)

      . Repayment ability (cash flow, capital replacement needs, predictability, reliability, access to outside capital)

      . Structure (appropriate type and maturity - term or revolving, loan agreements, borrowing base reports, controls, monitoring ease, amortization period, clean-up)

      . Collateral (type, control, lien perfection, location, liquidity, marketability, valuation, insurance)

It is the bank's policy to diversify credit risk and to make credit available to a broad segment of the bank's target market. Accordingly, we try to avoid excessive credit extensions to any one borrower or related groups of borrowers. Additionally, the bank is subject to certain statutory legal lending limits.

SUMMARY OF LOAN GRADES

Non-Classified Loans

      1 = Superior - Risk Free
      2 = Good - No Apparent Risk
      3 = Satisfactory - Minimal Risk
      4 = Acceptable - Moderate Risk
      5 = Pass-Watch - Transitional Risk

Criticized Loans

      6 = Other Loans Especially Mentioned "OLEM" - Correctible Risk

Classified Loans

      7 = Substandard - Unacceptable Risk
      8 = Doubtful - Identifiable Loss Potential
      9 = Loss - Non-bankable Asset

Grade 1 loans are those loans that expose the bank to the least possible credit risk. This grade is associated with individuals or companies with unquestioned financial strength and substantial and reliable excess cash flows for debt service. It is also associated with loans that are secured by appropriately margined liquid collateral.

Grade 2 loans represent excellent credit risk but are somewhat below a Grade 1 credit.

Grade 3 loans represent reasonable and satisfactory credit risk for the bank. Generally these loans will carry additional credit risk compared to Grades 1 and 2 due to the financial strength of the borrower, type of collateral pledged, lower, but acceptable levels of liquidity, and higher leverage.

Grade 4 will include: real estate secured loans within Loan Policy underwriting guidelines, which do not meet qualifications for Grade 3; Borrowers with acceptable liquidity, cash flow and net worth but not significant enough to qualify for Grade 3. This grade includes most commercial loans secured by accounts receivable, inventory, machinery, equipment, furniture, and fixtures, and most real estate construction loans.

Grade 5 (includes Pass-Watch loans) are those loans that appear to have been prudently underwritten and are generally performing, but the lending officer is concerned that a negative trend or bias may be developing.

Loans in the Pass-Watch grade category will also include all loans better than Grade 6 that are more than thirty (30) days past due (principal or interest), including all installment loans that are two (2) or more payments past due, And loans with significant credit and/or collateral exceptions that have remained uncorrected for more than 60 days.

Grade 6 loans are currently protected, but potentially weak credits. The deficiencies, if not checked and corrected, may weaken the loan or inadequately protect the bank's position at some future date. Grade 6 loans are believed to be potential problems that warrant more than the usual management attention, but don't quite justify a classification of Substandard. The risk may be relatively minor, yet is unwarranted in light of the circumstances surrounding the credit.

Grade 7 (Substandard) loans involve more than a normal degree of risk and are inadequately protected by the solid worth and paying ability of the borrower. They represent unacceptable risk to the bank. The credits may be performing or not, but the weaknesses in the credit may have placed the agreed upon repayment program in jeopardy. Restructuring of the loan may be necessary since borrower is unable to meet originally agreed upon loan terms. Additional collateral is often required. Although there may be no identifiable loss inthis type of loan, usually due to excess collateral coverage, the loan is not expected to liquidate according to its terms and collateral liquidation or other secondary or tertiary repayment sources, including guarantors, will likely be utilized. The probability of relying on legal remedies is high. If SFAS 114 or other analysis suggests the loan is impaired, a portion of the Allowance for Credit Losses may be specifically allocated to the credit.

Grade 8 loans are doubtful, with all the weaknesses of a Substandard loan, but on the basis of currently existing information, collection in full is unlikely. The probability of some loss is extremely high, but because of important and reasonably specific pending factors that may work toward strengthening the loan, Loss classification is deferred until a more exact status may be determined. Pending factors may include a proposed merger, acquisition, or liquidation, capital injection, additional collateral, or outside refinancing. The pending factors should be verifiable and likely to be completed in a reasonably short period. All loans in Grade 8 are non-accrual.

Grade 9 represents loss loans that are considered uncollectible or of such little value that their continuance as active assets of the bank is not warranted. This classification does not mean that the loan has no recovery or salvage value, but rather that it is not practical or desirable to defer writing it off as an asset.

All loans graded 5 or worse are placed on the Watch List. The Watch List is provided to the Directors' Loan Committee monthly.

In connection with the acquisition of Dayton State Bank, the company escrowed about $524,000 of the purchase price as a reserve for the performance of 29 specified loans. A specific amount of the aggregate reserve was allocated to each loan. This reserve was held in escrow in an account at the bank. Pursuant to the escrow agreement, semiannual disbursements of the reserve were made to the former shareholders of Dayton State Bank only if a specific loan was paid-off or it was deemed satisfactory by the company. At December 31, 2001, the remaining escrow balance included in due to former shareholders was about $468,000.

The escrow period was completed in December 2001. In early 2002, escrowed funds totaling about $212,000 and due to the former Dayton State Bank shareholders were paid or allocated to them. The remainder, about $256,000, was paid into the bank's loan loss reserve as stipulated in the escrow agreement.

For 2001, net charge-offs totaled $576,000, or 0.4%, of average loans outstanding for the period, compared with charge-offs of $245,000, 0.2%, for 2000. The increase in net charge-offs was due primarily to the charge-off of $327,000 on one loan. During 2001, the company recorded a provision for credit losses of $1.0 million compared with $701,000 in 2000. At December 31, 2001, the allowance for credit losses totaled $1.6 million, 0.92% of total loans, compared with $1.1 million, 0.85% of total loans, at December 31, 2000.

The increase in average loans and related provision, charge offs and recoveries, and allowance for credit losses from 1999 to 2000 was due mainly to the purchase of Dayton State Bank in December 1999.

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data.

Analysis of Allowance for Credit Losses                                                Year ended December 31,
---------------------------------------                                -----------------------------------------------------------
                                                   Dollars in thousands  2001         2000         1999         1998        1997
                                                                       ---------    ---------    ---------    --------    --------
Average loans outstanding                                              $ 145,591    $ 122,536    $  62,483    $ 43,411    $ 29,625
                                                                       =========    =========    =========    ========    ========
Total loans outstanding at the end of the period                       $ 171,525    $ 133,468    $ 111,244    $ 49,368    $ 37,958
                                                                       =========    =========    =========    ========    ========
Allowance for credit losses at the beginning of the period             $   1,136    $     680    $     113    $    165    $    150
Provision for credit losses during the period                              1,010          701          309          76          40
Balance of allowance for credit losses acquired in purchase of:
  First National Bank of Dayton                                               --           --           --          78          --
  Dayton State Bank                                                           --           --          363          --          --
Chargeoffs:
  Commercial and industrial                                                 (684)        (173)         (22)       (198)         (1)
  Real estate and agricultural                                               (27)          (1)         (48)         --          --
  Consumer                                                                  (224)        (195)         (91)        (25)        (30)
Recoveries:
  Commercial and industrial                                                  253           41            3          14           3
  Real estate and agricultural                                                32            2           48          --          --
  Consumer                                                                    74           81            5           3           3
                                                                       ---------    ---------    ---------    --------    --------
    Net (chargeoffs) or recoveries                                          (576)        (245)        (105)       (206)        (25)
                                                                       ---------    ---------    ---------    --------    --------
     Allowance for credit losses at the end of the period              $   1,570    $   1,136    $     680    $    113    $    165
                                                                       =========    =========    =========    ========    ========
Ratio of allowance to end of period loans                                   0.92%        0.85%        0.61%       0.23%       0.43%
Ratio of net chargeoffs to average loans for the period                     0.40%        0.20%        0.17%       0.48%       0.08%
Ratio of allowance to end of period nonperforming loans                   112.14%       64.91%      129.33%     100.00%      63.22%

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information at December 31, 1997 through 2001. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any category of loans.

Allowance for Credit Losses by Loan Type
----------------------------------------
                                          At December 31, 2001     At December 31, 2000   At December 31, 1999
                                          --------------------     --------------------   --------------------
                Dollars in thousands      Amount    Percent (1)    Amount    Percent (1)  Amount    Percent (1)
                                          ------    -----------    ------    -----------  ------    -----------
Commercial and industrial                $  465        21.7%      $   13        23.9%      $ 40        28.6%
Real estate                                 382        55.7          192        51.1         51        50.0
Agriculture                                  74         3.5          100         4.5         42         6.5
Consumer                                    494        19.2           43        20.4         67        14.9
Unallocated                                 155         --           788         --         480         --
-----------                              ------       -----       ------       -----       ----       -----
   Total allowance for credit losses     $1,570       100.0       $1,136       100.0       $680       100.0
                                         ======       =====       ======       =====       ====       =====


Allowance for Credit Losses by Loan Type
----------------------------------------
                                         At December 31, 1998   At December 31, 1997
                                        ---------------------   --------------------
              Dollars in thousands      Amount     Percent (1)  Amount    Percent (1)
              --------------------      ------     ----------   ------    ----------
Commercial and industrial                $  2        24.0%      $  6        20.0%
Real estate                                29        53.5         17        57.0
Agriculture                                 0         0.5         --         1.1
Consumer                                   13        22.0         11        21.9
Unallocated                                69        --          131          --
                                         ----       -----      -----
   Total allowance for credit losses     $113       100.0       $165       100.0
                                         ====       =====      =====

(1)   Percent indicates percent of loan category to total loans.

When management can identify specific loans or groups of loans requiring specific amounts of reserve, portions of the allowance for credit losses are specifically allocated to those loans. Federal and state bank regulators also require that a bank maintain an allowance for credit losses that is sufficient to absorb an estimated amount of unidentified potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience, exposure concentrations, the results of regulatory examinations, evaluations by independent loan review contractors, the review by the company's independent auditors and other factors. Not all of the amounts shown in the table above as applicable to specific categories of loans are allocated to specific loans; but rather they reflect management's evaluation of the relative risks inherent in the loan categories indicated based on the above factors. Management believes that maintaining unallocated reserves is prudent and consistent with regulatory requirements. Management believes that the allowance for credit losses at December 31, 2001 is adequate to cover losses inherent in the portfolio at that date. There can be no assurance, however, that we will not sustain losses in future periods that could be substantial in relation to the allowance at December 31, 2001.

Deposits

The company relies mainly on its deposits to fund its lending and investing activities. Deposits also generate service charges and lead to other fee income. We offer a variety of deposit accounts with a wide range of interest rates and terms that are competitive in our market area. Our deposit liabilities include demand, savings, money market and certificates of deposit. We rely mainly on strong customer relationships and service and competitive pricing to attract and retain these deposits. We do not have or accept any brokered deposits.

Total deposits at year-end were $232.4 million for 2001 compared with $188.0 million for 2000, an increase of $44.4 million, or 23.6%. The increase in deposits in 2001 was due the development of our three new branches, growth at existing branches, and an economic trend that fed deposit growth in our industry as investors sought security from less secure deposit and investment options. Noninterest-bearing deposits were 36.1% of total deposits at year-end 2001 compared with 37.1% of total deposits for 2000.

The increase in average deposits from 1999 to 2000 was due mainly to the purchase of Dayton State Bank in December 1999.

The following table presents for the periods indicated the daily average balances of deposits and average rates paid.

Deposits Analysis: Average balances and weighted average rates paid

                                                                Years ended December 31, 2001
                                           ---------------------------------------------------------------------
                                                     2001                    2000                   1999
                                                     ----                    ----                   ----
                Dollars in thousands         Amount         Rate        Amount      Rate       Amount      Rate
                --------------------         ------         ----        ------      ----       ------      ----
Regular savings                            $ 14,687         2.25      $ 15,000      2.71      $  8,243     1.97%
NOW accounts                                 15,236         1.37        15,763      2.65         7,380     1.04
Money market checking                        32,231         3.29        25,872      3.48        17,740     3.53
Time deposits less than $100,000             43,506         5.15        40,388      5.48        17,586     5.13
Time deposits $100,000 or more               27,257         5.57        19,038      5.60        16,774     4.94
                                           --------                   --------                --------
   Total interest-bearing deposits          132,917                    116,061                  67,723
Non interest-bearing deposits                77,361                     68,973                  37,685
                                           --------                   --------                --------
   Total deposits                          $210,278                   $185,034                $105,408
                                           ========                   ========                ========

The following table sets forth the amount of our certificates of deposit that were $100,000 or greater by time remaining until maturity at December 31, 2001:

Certificates of deposit $100,000 or more    December 31, 2001
                                         ----------------------
    Maturity schedule                    (Dollars in thousands)

Three months or less ....................        $15,128
Over three through six months ...........         14,685
Over six months through 12 months .......            615
Over 12 months ..........................            310
                                                 -------
    Certificates of deposit of $100,000 or more  $30,738
                                                 =======

Other Borrowings

Deposits are the main source of funds for our lending and investing activities. Occasionally, the company may obtain additional funds from correspondent banks, the Federal Home Loan Bank, or the purchase of federal funds. At December 31, 2001, the company had no funds borrowed from any of those sources. In 2001, the company entered into an agreement with another commercial bank to borrow up to $500,000 under a revolving line of credit. At December 31, 2001, the company had no borrowings under this line.

Trust Preferred Securities

During the first quarter of 2001, Paradigm formed a new, wholly-owned Delaware statutory business trust, Paradigm Capital Trust II (Trust II), which issued $6 million of floating rate preferred securities and $186,000 of common stock. Paradigm purchased the common stock, and third party investors purchased the preferred securities. Trust II invested the proceeds in $6,186,000 of Paradigm's floating rate junior subordinated debentures due February 20, 2031 (debentures). These debentures, which are the only assets of the trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated February 20, 2001) of Paradigm. Paradigm has fully and unconditionally guaranteed the trust's obligations under the preferred securities.

For financial reporting purposes, Trust II is treated as a subsidiary of Paradigm and consolidated in the corporate financial statements. The preferred securities are eligible to be treated as Tier 1 capital by the Federal Reserve Board, within certain constraints. The treatment of the preferred securities as Tier 1 capital and the deductibility of interest on the debentures for federal income tax purposes made this an attractive way to raise capital. The company received proceeds of $6.0 million, of which $5.2 million was used to redeem all of the company's outstanding 10.375% subordinated debentures, including accrued interest of $77,000, and the remainder was used to pay expenses associated with the offering and for general corporate purposes.

The debentures accrue interest at a floating rate that adjusts quarterly based on the 90-day LIBOR rate. The quarterly distributions on the trust preferred securities are paid at the same rate that interest is paid on the debentures. For the quarter ended December 31, 2001, the rate on the debentures was 7.65%. For the quarter ending March 31, 2002, the rate will be 6.37%, saving the company about $16,000 in the coming quarter compared with the quarter ended December 31, 2001. For the year ended December 31, 2001, the effective interest rate on the debentures, including amortization of issuance costs, was 8.99%

Liquidity

The company maintains liquidity in the form of readily marketable investment securities (i.e., U.S. Treasury bills), demand deposits and short-term time deposits with commercial banks, vault cash and federal funds sold. While the minimum liquidity requirement for banks is determined by federal bank regulatory agencies as a percentage of deposit liabilities, the company's management monitors liquidity requirements as warranted by interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposit liabilities. The company also has correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The company is a shareholder of the Federal Home Loan Bank, which enables it to borrow for an extended period. The company believes its present position is adequate to meet its liquidity needs in the near future.

Interest Rate Sensitivity

Our Asset, Liability and Funds Management Policy provides management guidelines for effective funds management, and we use a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within established guidelines. Interest rate risk is managed by the Asset and Liability Committee (ALCO) composed of senior officers and directors in accordance with policies approved by the board of directors of the bank.

The ALCO formulates strategies based on appropriate levels of interest risk. To determine the appropriate level of interest rate risk, the ALCO considers the effect on earnings and capital of potential changes in interest rates, economic conditions, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, loan commitments, the maturities of investments and borrowing. The ALCO also reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methods to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities, and (ii) an interest rate shock simulation model.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. Interest rate risk is managed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific dates (GAP analysis) and by analyzing the effects of interest rate changes on net interest income over specific periods by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a change in interest rates. A company is asset sensitive, or has a positive GAP, when the amount of its interest-earning assets maturing or repricing within that time period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that period. Conversely, a company is liability sensitive, or has a negative GAP, when the amount of its interest-earning liabilities maturing or repricing in the specified period exceeds the amount of its interest-earning assets maturing or repricing in that period. In a period of rising interest rates, a negative GAP tends to lower net interest income, while a positive GAP would tend to increase interest income. In a period of falling interest rates, a negative GAP tends to increase net interest income, while a positive GAP tends to decrease interest income.

The following table shows our interest rate sensitivity analysis at December 31, 2001.

Interest Rate Sensitivity Analysis at December 31, 2001

                                                          Term to Repricing
                                           -------------------------------------------------
                                             0-30      31-180   181-360    After
        Dollars in thousands                 Days      Days      Days      1 year    Total
                                           --------   -------   --------   -------  --------
Interest earning assets:
    Loans (excluding non-accruing)         $ 90,427  $ 13,185   $ 13,407   $52,628  $169,647
    Investment securities                       996     3,227      1,665    37,765    43,653
    Other earning assets                     11,255        --        358        --    11,613
                                           --------   -------   --------   -------  --------
       Total interest earning assets       $102,678  $ 16,412   $ 15,430   $90,393  $224,913
                                           ========   =======   ========   =======  ========
Interest-bearing liabilities:
    Certificates of deposit                   7,590    35,777     22,205     6,541  $ 72,113
    Other interest-bearing liabilities       76,404        --         --        --    76,404
                                           --------   -------   --------   -------  --------
       Total interest-bearing liabilities  $ 83,994  $ 35,777   $ 22,205   $ 6,541  $148,517
                                           ========   =======   ========   =======  ========
Cumulative interest rate gap               $ 18,684  $   (681)  $ (7,456)  $76,396  $ 76,396
Cumulative rate sensitivity ratio              1.22      0.99       0.95      1.51      1.51

Shortcomings are inherent in GAP analysis to the extent that certain assets and liabilities may not change proportionally as interest rates change. To supplement GAP analysis, we use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturities and repricing opportunities of loans are incorporated in the model, as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts.

Based on our December 31, 2001 simulation analysis, we estimate that a 200 basis point rise in rates over 2002 would increase net interest income $684,000, 6.3%, and a 200 basis point decline would reduce net interest income by $715,000, 6.6%. These estimates are based on the timing of interest rate changes for liabilities, mainly deposits, and assets, mainly loans. This assumption incorporated in the simulation model is generally not fully reflected in a GAP analysis.

Our primary market risk is interest rate volatility. Interest rate changes ultimately affect income and expense from most of our assets and liabilities, and the market value of interest-earning assets and interest-bearing liabilities that do not have very short-term maturities. We are not subject to foreign exchange or commodity price risk, and do not own any trading assets.

We review our exposure to market risk regularly. Interest rate risk is the potential of economic losses due to future interest rate changes that reduce future net interest income and current fair market values. Our goal is to measure the effect on net interest income and to manage our assets and liabilities to minimize the inherent risk while maximizing income.

We apply a market value (MV) methodology to gauge our interest rate risk exposure as derived from its simulation model. Generally, MV is the value of incoming cash flows on interest-earning assets and other investments less the value of the outgoing cash flows on interest-bearing liabilities. The methodology attempts to quantify interest rate risk by measuring the change in MV that would result from a 200 basis point change in market interest rates.

At December 31, 2001, we estimated that our MV would increase 3.9% over the next twelve months if a 200 basis point increase in market interest rates occurs. We estimate that our MV would decrease 9.4% over the next twelve months if there were a 200 basis point decrease in market rates over that year.

Management believes that the MV method overcomes three shortcomings of the typical maturity GAP method. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the MV method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to changes in market interest rates, providing more accurate cash flow estimates.

As with any method of gauging interest rate risk, however, there are certain shortcomings in the MV method. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The simplifying assumption that short-term and long-term rates changed by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or repricing will react identically to changes in rates. In reality, the market value of certain types of financial instruments may adjust in anticipation of changes in market rates, while any adjustment in the valuation of other types of financial instruments may lag behind the change in general market rates. Also, the MV method does not reflect the full effect of contractual restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates of deposit may deviate significantly from the assumptions used in the model. Finally, this method does not measure or reflect the effect that higher rates may have on the ability of adjustable-rate loan clients to service their debt. All of these factors are considered in monitoring our exposure to interest rate risk.

In July 2000, we purchased an interest rate floor to hedge against the effect of future interest rate declines for our portfolio of floating rate loans. We paid $195,000 for the floor, which would have paid us seven quarterly payments based on a notional amount of $30.0 million if the LIBOR interest rate were below 7.0% from October 25, 2000 through April 25, 2002. This floor was accounted for as a cash flow hedge in accordance with SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." To capitalize on a market fluctuation, the hedge was sold in the last quarter of 2000, providing a pre-tax gain of $105,000 in sale of securities.

Capital Resources

Capital management consists of providing equity to support both current and future operations. The company is subject to capital adequacy requirements imposed by the Board of Governors of the Federal Reserve (Federal Reserve) and the bank is subject to capital adequacy requirements imposed by the Federal Deposit Insurance Corporation (FDIC). Both the Federal Reserve and the FDIC have adopted risk-based capital requirements for assessing financial holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The risk-based capital standards of the Federal Reserve require financial holding companies to have Tier 1 capital of at least 4.0% and total risk-based capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. Tier 1 capital generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. Tier 2 capital may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is total risk-based capital.

The Federal Reserve has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets (leverage ratio) of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve's guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The bank is classified "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

Total stockholders' equity was $18.1 million at December 31, 2001 compared with $17.3 million at December 31, 2000, an increase of $800,000 or 4.6%. The increase was due to the company's earnings net of dividends paid and the change in accumulated other comprehensive loss. At December 31, 2001, risk-based capital ratios remained above the levels designated by regulatory agencies for the company and the bank to be considered well capitalized, as shown in the table below. The following table provides a comparison of the company's and the bank's leverage and risk-weighted capital ratios at December 31, 2001 to the minimum and well-capitalized regulatory standards:

                                             Minimum Required    To be Well Capitalized         Actual
                                                For Capital      Under Prompt Corrective       Ratio at
                                             Adequacy Purposes      Action Provisions      December 31, 2001
                                             -----------------      -----------------      -----------------
The Company
         Leverage ratio                          3.00%(1)                N/A                     7.93%
         Tier 1 risk-based capital ratio         4.00                    N/A                    10.85
         Risk-based capital ratio                8.00                    N/A                    11.69
The Bank
         Leverage ratio                          3.00%(2)               5.00%                    7.68%
         Tier 1 risk-based capital ratio         4.00                   8.00                    10.49
         Risk-based capital ratio                8.00                  10.00                    11.34

-----------------
(1) The Federal Reserve Board may require the company to maintain a leverage ratio above the required minimum.
(2) The FDIC may require the bank to maintain a leverage ratio above the required minimum.

New Accounting Standards

In June through August of 2001, the Financial Accounting Standards Board (FASB) issued four new pronouncements: Statement of Financial Accounting Standards
(SFAS) No. 141 through No. 144. Except for the elimination of amortization expense for purchased goodwill under SFAS No. 142, as detailed below, adoption of these standards is not expected to have a material effect on the company's financial position or results of operations.

SFAS No. 141, "Business Combinations"' is effective for all business combinations initiated after June 30, 2001, and requires the use of the purchase method of accounting for all business combinations.

SFAS No. 142, "Goodwill and Other Intangible Assets"' will eliminate the regular amortization of purchased goodwill on the company's books, and will be adopted by the company on January 1, 2002. The company recognized $195,000 of goodwill amortization expense in 2001, which will not recur in 2002 under this standard. Instead, this new standard will require a regular assessment for impairment of goodwill, and a write down of the goodwill if impairment occurs. Management has not completed its initial assessment of goodwill for impairment. Management does not believe any impairment exists in the company's goodwill.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) and (b)       Directors and Executive Officers of the Registrant.

Name                                Position                                                                                    Age
------------------------            --------------------------------------------------------------------------------------      ---
Dennis M. Cain                      Director; Director of Paradigm Bank Texas                                                    60
Brad Fagan (1)                      Executive Vice President (EVP), Chief Financial Officer (CFO) and Director; EVP,             43
                                    CFO and Director of Paradigm Bank Texas
William H. Fagan,                   Secretary, Treasurer and Director; Chairman of the Board of Directors of Paradigm            72
     M.D. (1)                            Bank Texas
Walter G. Finger                    Director; Director of Paradigm Bank Texas                                                    42
Peter E. Fisher                     President, Chief Executive Officer (CEO) and Director; President, CEO                        55
                                    and Director of Paradigm Bank Texas
Charles J. Howard, M.D.             Chairman of the Board of Directors; Director and Vice Chairman of Paradigm Bank              67
                                    Texas
Leah Boomer Huffmeister             Director; Director of Paradigm Bank Texas                                                    35
Jay W. Porter, Jr.                  EVP, Chief Credit Officer and Director; President of Houston Division, Chief                 55
                                    Credit Officer and Director of Paradigm Bank Texas

Dennis M. Cain. Mr. Cain has been a director since our formation in 1996, and a director of Paradigm Bank Texas since 1990. He has been owner and president of Dennis Cain Physician Solutions, LLC, a physician billing service, since 1998 and has been an executive in the physician billing industry since 1976. He also serves on the board of directors of the Richey Road Municipal Utility District.

Brad Fagan. Mr. Fagan became our chief financial officer and director of the company and of Paradigm Bank Texas in June 2000. Before joining us, Mr. Fagan served five years as vice president, treasurer and chief financial officer and four years as controller of Pancho's Mexican Buffet, Inc., a publicly traded, multi-state restaurant chain. He is the son of director William H. Fagan, M.D.

William H. Fagan, M.D. Dr. Fagan is an investor who has been a director since our formation in 1996. He has served on the board of Paradigm Bank Texas since he was an organizing director in 1980. From 1965 to 1980, Dr. Fagan served on the board of directors of Channelview State Bank, which later changed its name to Prime Bank. He is the father of officer and director Brad Fagan.

Walter G. Finger. Mr. Finger has been a director of the company since September 2000 and a director of Paradigm Bank Texas since 1998. He has been an investor in real estate and oil and gas properties since 1994. He served as executive vice president of Charter Bancshares, Inc. from 1986 to 1994.

Peter E. Fisher. Mr. Fisher has been president and a director of the company and the bank since 1997, and chief executive officer since 2000. Before joining us, Mr. Fisher was executive vice president of American Bank in Houston. Prior to that he was president of Charter Bank-Houston. Mr. Fisher is an attorney licensed to practice law in Texas and Illinois.

Charles J. Howard, M.D. Dr. Howard is an investor who has been Chairman of our board of directors since our formation in 1996. He has served on the board of Paradigm Bank Texas since he was an organizing director in 1980. Dr. Howard has served as a director of Vail Valley Medical Center since 1985, and served as chairman of that board from 1992 to 1996.

Leah Boomer Huffmeister. Ms. Huffmeister has been a director of the company and the bank since 1997. She is vice president of sales and business development for PULSE EFT Association in Houston, where she has been employed for more than ten years.

Jay W. Porter. Mr. Porter has been a director since 1998. He has served as an executive officer and director of Paradigm Bank Texas since 1990. Previously, Mr. Porter served as president of Allied Jetero Bank and as chief executive officer, and director of First Interstate Jetero Bank. He began his banking career as an examiner with the FDIC.

Directors are elected to three year terms, divided into Classes I, II and III. Mr. Cain and Mr. Porter are Class I directors with terms of office expiring on the date of our annual meeting of shareholders in 2003; Mr. Brad Fagan, Mr. Fisher and Ms. Huffmeister are Class II directors with terms of office expiring on the date of our annual meeting of shareholders in 2004. Dr. Fagan, Dr. Howard and Mr. Finger are Class III directors with terms of office expiring on the date of our annual meeting of shareholders in 2002. Each of our officers is elected by the Board of Directors and holds office until his successor is duly elected and qualified or until his earlier death, resignation or removal.

(c) Section 16(a) Beneficial Ownership Compliance

The officers, directors and 10% or greater shareholders of the company are not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), because none of the company's equity securities are presently or have in the past been registered under the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

Executive Compensation

The following table provides certain summary information about compensation we paid or accrued to our president and chief executive officer and our other two most highly compensated executive officers who received a salary and bonus over $100,000 in 2001 (named executive officers) for the fiscal years ended December 31, 2001, 2000 and 1999.

                                                                                                 -----------------------------------
Summary Executive Compensaton Table                                                                Long Term Incentive Compensation
-----------------------------------                                                              -----------------------------------
                                                                                                 -----------------------------------
                                                                                                          Shares Underlying
                                                                   ----------------------------  -----------------------------------
                                                                        Annual Compensation
                                    Name and                       ----------------------------     Options      SARs         All
                               Principal Position       Year        Salary   Bonus       Other       Awards     Awards      Other(d)
------------------------------------------------------------------------------------------------------------------------------------
Peter Fisher, President and CEO                         2001       $159,367  $-         $27,600      5,000            -      $5,003
                                                        2000       $147,241  $22,468    $30,100      5,000            -      $5,906
                                                        1999       $145,000  $21,750    $12,000          -       20,000      $5,088
Jay Porter, EVP, President, Houston Division            2001       $135,949  $-         $23,550          -            -      $3,998
                                                        2000       $116,818  $15,400    $21,900      2,000        2,000      $6,710
                                                        1999       $102,967  $15,039    $10,500          -                     $675
Brad Fagan, EVP, Chief Financial Officer                2001       $117,299  $-         $24,000      2,000            -      $3,207
    started 6-1-2000                                    2000        $54,367  $13,980    $12,900          -       10,000          $-

(a) Mr. Fisher's other annual compensation includes auto allowance of $9,600 in 2001 and 2000; director fees of $18,000, $20,500 and $12,000 in 2001,
      2000 and 1999, respectively.
(b) Mr. Porter's other annual compensation includes auto allowance of $6,000 in 2001 and 2000; director fees of $17,550, $15,900, and $10,500 in 2001,
      2000 and 1999, respectively.
(c) Mr. Fagan's other annual compensation includes auto allowance of $6,000 in 2001 and $3,500 in 2000; director fees of $18,000 in 2001 and $9,400 in
      2000.
(d) All other compensation represents 401(k) matching contributions by the company.

Stock Option Plans

In 1999, the board of directors and our shareholders approved our 1999 stock option plan (1999 Plan), which authorizes the issuance of up to 200,000 shares of common stock for non-qualified and incentive stock options to employees and non-qualified stock options to non-employee directors. Options vest for exercise cumulatively 20% per year commencing one year from grant date, or completely upon certain changes in control of the company. The options generally must be exercised within 10 years of the grant date, or no later than three months after the grantee's termination with us, if earlier. Options representing 7,000 shares of common stock were granted during 2001. The 1999 Plan also provides for the granting of restricted stock awards, stock appreciation rights (SARs), performance awards and phantom stock awards. Of these other awards, only SARs have been granted none in 2001.

In 1998, we adopted a Stock Appreciation Rights plan (SAR Plan) authorizing the grant of up to 150,000 units. Each unit (SAR) is exercisable only for cash and is evidenced by a Stock Appreciation Rights Agreement. The cash value is the fair market value of a share of common stock as defined in the SAR Plan, minus the exercise price of the unit. The units are generally exercisable for cash over a ten-year period from grant date or no later than three months after the grantee's termination with us, if earlier. They generally vest 20% per year commencing one year after grant date. During 2000, the board elected to discontinue issuing SARs under this plan. At December 31, 2001, we had issued 73,000 units to employees, of which 60,000 were still outstanding and 31,800 vested at December 31, 2001.

The company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123, companies may elect to account for stock-based compensation plans using a fair-value method or may account for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The company has elected to use the intrinsic method and to make the pro forma disclosures of the effect on net income and on earnings per share in accordance with SFAS No. 123. These disclosures are included in our Notes to consolidated financial statements.

No SARs were granted in 2001. The following table shows the number of options granted to each named executive officer in 2001.

Stock Option Grants to Executive Officers
In 2001

                                                  % of Total
                                        Options/ Options Granted     Strike
                                         Shares   to Employees        Price     Expiration
                                        Granted      In 2001        Per Share      Date
                                        -------      -------        ---------      ----
Peter Fisher, President and CEO         5,000        71.4%            $10.00      7/31/12
Jay Porter, President Houston Division     --        --               $-               --
Brad Fagan, EVP, CFO                       --        --               $-               --

There were no options or SARs exercised by named executive officers in 2001. The following table shows the number of options and SARs shares exercisable and unexercisable by named executive officers at December 31, 2001, as well as the dollar value of in the money options and SARs exercisable and unexercisable at December 31, 2001.

Aggregated Option and SAR Exercises in 2001 and December 31, 2001 Option/SAR
Values

                   # of Options     Dollar                                              $ Value of Unexercised
                      Or SARs       Value             Number of Shares              In the Money Units at 12-31-01
                     Exercised     Realized     Exercisable      Unexercisable       Exercisable     Unexercisable
                   ---------------------------------------------------------------------------------------------------------------
Options
Peter Fisher            -            -             1,000             9,000            $     -            $     -
Jay Porter              -            -               400             1,600            $     -            $     -
Brad Fagan              -            -               400             1,600            $     -            $     -
SARs
Peter Fisher            -            -            16,000            14,000            $80,720            $67,480
Jay Porter              -            -             7,200             2,800            $37,168            $15,872
Brad Fagan              -            -             2,000             8,000            $ 6,860            $27,440

Director Compensation

All directors of Paradigm also serve as directors of Paradigm Bank Texas. Our directors receive a $500 fee for each meeting of our board of directors attended, and $150 for each weekly directors management committee meeting attended. Directors of Paradigm Bank Texas receive a $500 fee for each meeting of the bank's board of directors attended. Non-employee directors serving on the compensation committees of Paradigm or the bank are paid a fee of $150 for each compensation committee meeting attended. Non-employee directors serving on the audit committees of

Paradigm or the bank are paid $100 for each audit committee meeting attended. Non-employee directors serving on the bank's directors loan committee are paid $100 for each of those weekly meetings attended.

Employment Contracts

Peter Fisher, Jay Porter and Brad Fagan, each a named executive officer, have entered into two-year employment agreements with us, expiring in July 2003, December 2003 and May 2002, respectively. The agreements provide, among other things, that if the employee is terminated without cause (including constructive termination) the employee shall be entitled to receive from us a lump sum payment equal to the remaining salary and bonus under his contract. The agreements also require a lump sum payment equal to two years salary and bonus for Mr. Fisher and one year salary and bonus for Mr. Porter and Mr. Fagan upon change in control of the company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of common stock as of March 22, 2002, by our directors, executive officers and each shareholder whom we know to own beneficially 5% or more of our common stock, and all of our directors and executive officers as a group. Unless otherwise indicated, based on information provided by such shareholders, we believe that each person has sole voting and dispositive power over their shares, and the address of each shareholder is the same as our address.

                                                                 Number of
Name                                                               Shares    Percentage (1)
----                                                               ------    --------------
Directors and Executive Officers
                  Dennis M. Cain                                   2,000           *
                  Brad Fagan                                      39,150(2)      1.6%
                  William H. Fagan, M.D                          834,520(3)     35.1%
                  Walter G. Finger                                51,875         2.2%
                  Peter Fisher                                    52,875(4)      2.2%
                  Charles J. Howard, M.D                         406,901(5)     17.1%
                  Leah Boomer Huffmeister                         15,000(6)        *
                  Jay W. Porter, Jr                                5,400(7)        *
                                                               ---------
                       Total directors and executive officers  1,405,921        59.3%
Principal Shareholders
                  Marcella Boomer                                244,324(8)     10.3%

*     Indicates ownership that does not equal or exceed 1.0%.
(1) The percentage beneficially owned was calculated based on 2,375,000 shares of common stock issued and outstanding and assumes the exercise by the shareholder or group named in each row of all options for the purchase of common stock held by such shareholder or group and exercisable within 60 days.
(2) Includes 400 shares represented by outstanding options vested at December 31, 2001.
(3) Includes 74,530 shares held of record by Marilyn B. Fagan, spouse of Dr. Fagan.
(4) Includes 1,000 shares represented by outstanding options vested at December 31, 2001.
(5) Includes 37,392 shares held of record by Cathryn L. Howard, spouse of Dr. Howard.
(6) Includes 5,000 shares held of record by Leah Boomer Huffmeister as custodian for her minor daughter.
(7) Includes 400 shares represented by outstanding options vested at December 31, 2001.
(8) Includes 78,000 shares held of record by the James B. Boomer Trust, of which Ms. Boomer is the Trustee, and 54,162 shares held of record by the James B. Boomer Marital Exempt Trust, of which Ms. Boomer is the Trustee.

Item 12. Certain Relationships and Related Transactions.

Many of our directors, executive officers and principal shareholders (those who own 10% or more of our common stock) and their associates, which include corporations, partnerships and other organizations in which they are officers or partners or in which they and their immediate families have at least a 5% interest, are our customers.

During 2001, we made loans in the ordinary course of business to some of our directors, executive officers and principal shareholders and their associates, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with person unaffiliated with us and did not involve more than the normal risk of collectibility or other unfavorable features. Loans made to officers, directors and principal shareholders, or their associates were approved or ratified by a majority of disinterested independent members of the board of directors of the bank when such loans were initiated. Loans to our directors, executive officers and principal shareholders are subject to limitations contained in the Federal Reserve Act, the principal effect of which is to require that loans by us to executive officers, directors and principal shareholders satisfy the foregoing standards. On December 31, 2001, all of such loans aggregated $2.4 million, about 11.9% of our Tier 1 capital at that date. There were then unfunded commitments to executive officers, directors and principal shareholders of $487,000.

We expect to have similar transactions with our directors, officers and principal shareholders and their associates in the future, and any such loans will be approved by a majority of the disinterested independent members of the board of directors of the bank. All future material transactions and loans will be made or entered into on terms that or no less favorable to the company than those that can be obtained from unaffiliated third parties. All future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the bank's independent directors that do not have an interest in the transactions, and that have access at the company's cost, to the company's or independent legal counsel.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits and index of exhibits.

Exhibit
Number   Description
------   -----------

2.1 Agreement and Plan of Reorganization by and between Paradigm Bancorporation, Inc. and Dayton State Bank dated May 3, 1999 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

3.1 Amended and Restated Articles of Incorporation of Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 3.1 to the Paradigm's Registration Statement on Form SB-2 (Registration No. 333-46364) (the "Registration Statement")).

3.2 Amended and Restated Bylaws of Paradigm (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

4.1 Form of Indenture by and between Paradigm Bancorporation, Inc. and First Union Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 to the Registration Statement).

4.2 Form of Subordinated Debenture (included as an exhibit to Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Registration Statement).

4.3 Certificate of Trust (incorporated herein by reference to Exhibit 4.3 to the Registration Statement).

4.4 Trust Agreement (incorporated herein by reference to Exhibit 4.4 to the Registration Statement).

4.5 Form of Amended and Restated Trust Agreement (incorporated herein by reference to Exhibit 4.5 to the Registration Statement).

4.6 Form of Trust Preferred Securities Certificate (included as an exhibit to Exhibit 4.5) (incorporated herein by reference to Exhibit 4.6 to the Registration Statement).

4.7 Form of Trust Preferred Securities Guarantee Agreement (incorporated herein by reference to Exhibit 4.7 to the Registration Statement).

4.8 Form of Agreement of Expense and Liabilities (included as an exhibit to Exhibit 4.5) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement).

10.1+ Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.2+ Paradigm Bancorporation, Inc. 1998 Stock Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.3+ Employment Agreement between Paradigm Bank Texas and Brad Fagan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.4+ Employment Agreement between Paradigm Bank Texas and Peter Fisher (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.5+    Employment Agreement between Paradigm Bank Texas and Jay Porter

21.1     Subsidiaries of Paradigm (incorporated herein by reference to Exhibit
         21.1 to the Registration Statement).

--------------------------
+ Represents management contract or compensatory plan or agreement.

b.       Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PARADIGM BANCORPORATION, INC.
                                                (Registrant)

Date: March 29, 2002
                                         /s/ Peter E. Fisher
                                         --------------------------------------
                                         Peter E. Fisher
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title                                                  Date

 /s/  Charles Howard, M.D.                                        March 29, 2002
----------------------------------------------------
Charles Howard, M.D.
Chairman of the Board of Directors

/s/  Peter Fisher                                                 March 29, 2002
----------------------------------------------------
Peter Fisher
President and Chief Executive Officer; Director
(principal executive officer)

/s/  Brad Fagan                                                   March 29, 2002
----------------------------------------------------
Brad Fagan
Executive Vice President and Chief Financial
Officer; Director
(principal financial and accounting officer)

/s/  Dennis Cain                    .                             March 29, 2002
----------------------------------------------------
Dennis Cain
Director

/s/  William H. Fagan, M.D.                                       March 29, 2002
----------------------------------------------------
William H. Fagan
Director

/s/  Walter Finger                                                March 29, 2002
----------------------------------------------------
Walter Finger
Director

/s/  Leah Huffmeister                                             March 29, 2002
----------------------------------------------------
Leah Huffmeister
Director

/s/  Jay Porter                                                   March 29, 2002
----------------------------------------------------
Jay Porter
Director

                   INDEX TO CONSOLIDATED FINANICAL STATEMENTS

                                                                            Page

Independent Auditor's Report.................................................F-2

Consolidated Statements of Condition.........................................F-3

Consolidated Statements of Income............................................F-4

Consolidated Statements of Changes in Stockholders' Equity...................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Paradigm Bancorporation, Inc.
Houston, Texas

We have audited the accompanying consolidated statements of condition of Paradigm Bancorporation, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Bancorporation, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.



/s/ Harper & Pearson Company
---------------------------------
    Harper & Pearson Company


Houston, Texas
February 15, 2002


                                                                         PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                                   Consolidated Statements of Condition
                                                                                             December 31, 2001 and 2000



                                    ASSETS                                                         2001            2000
                                                                                          -------------   -------------
Cash and due from banks                                                                   $  15,073,333   $  15,768,594
Federal funds sold                                                                            6,255,461              --
                                                                                          -------------   -------------
         Total cash and cash equivalents                                                     21,328,794      15,768,594

Interest-bearing deposits in financial institutions                                           5,357,902       1,479,000
Securities available for sale                                                                34,619,619      27,767,213
Securities to be held to maturity                                                             9,032,537      18,983,049

Loans                                                                                       170,758,122     133,468,253
         Less allowance for credit losses                                                    (1,569,769)     (1,136,068)
                                                                                          -------------   -------------
         Loans, net                                                                         169,188,353     132,332,185

Accrued interest receivable                                                                   1,467,708       1,743,799
Goodwill, net                                                                                 3,309,858       3,434,426
Premises and equipment, net                                                                  12,255,723      11,406,558
Other real estate owned                                                                         265,874         450,331
Other assets                                                                                  2,435,410       1,939,282
                                                                                          -------------   -------------
         Total Assets                                                                     $ 259,261,778   $ 215,304,437
                                                                                          =============   =============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
         Deposits:
           Noninterest-bearing                                                            $  83,858,012   $  69,808,920
           Interest-bearing, checking and savings                                            76,403,927      56,177,248
           Interest-bearing, certificates of deposit                                         72,112,891      62,018,694
                                                                                          -------------   -------------
         Total Deposits                                                                     232,374,830     188,004,862

         Due to former shareholders                                                             830,715       1,305,644
         Federal funds purchased                                                                     --       1,500,000
         Accrued interest payable                                                               520,895         596,922
         Other liabilities                                                                    1,432,155       1,515,730
                                                                                          -------------   -------------
         Total Liabilities                                                                  235,158,595     192,923,158
                                                                                          -------------   -------------
Commitments and Contingencies
Company obligated mandatorily redeemable trust preferred
         securities of subsidiary trust                                                       6,000,000       5,125,000
                                                                                          -------------   -------------
Stockholders' Equity
         Preferred stock, $10 par value, 10,000,000 shares authorized,
           1 share issued and outstanding                                                            10              10
         Common stock, $1 par value, 25,000,000 shares authorized,
           2,375,000 shares issued and outstanding                                            2,375,000       2,375,000
         Capital surplus                                                                     10,793,381      10,793,381
         Retained earnings                                                                    4,783,367       3,798,809
         Accumulated other comprehensive income                                                 151,425         289,079
                                                                                          -------------   -------------
         Total Stockholders' Equity                                                          18,103,183      17,256,279
                                                                                          -------------   -------------
         Total Liabilities and Stockholders' Equity                                       $ 259,261,778   $ 215,304,437
                                                                                          =============   =============

See accompanying notes.


                                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                               Consolidated Statements of Income
                                                          Years Ended December 31, 2001 and 2000

                                                                           2001          2000
                                                                      ------------   -----------
INTEREST INCOME
         Interest and fees on loans                                   $ 12,753,003   $12,305,494
         Investment securities                                           2,492,604     3,203,720
         Federal funds sold                                                455,353       261,947
                                                                      ------------   -----------
           Total Interest Income                                        15,700,960    15,771,161
INTEREST EXPENSE
         Deposits and debt                                               5,371,872     5,064,978
                                                                      ------------   -----------
NET INTEREST INCOME                                                     10,329,088    10,706,183
PROVISION FOR CREDIT LOSSES                                              1,009,592       701,000
                                                                      ------------   -----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                    9,319,496    10,005,183
                                                                      ------------   -----------
NON INTEREST INCOME
         Customer service fees                                           4,229,601     3,499,740
         Gain on sale of securities                                        449,781       105,000
         Other income                                                      288,603       153,259
                                                                      ------------   -----------
           Total Non Interest Income                                     4,967,985     3,757,999
                                                                      ------------   -----------
NON INTEREST EXPENSES
         Salaries and employee benefits                                  5,710,921     5,035,514
         Net occupancy expense                                           1,159,365       994,311
         Outside service fees                                            1,165,494       677,614
         Depreciation and amortization                                   1,292,364       915,752
         Minority interest expense, company obligated mandatorily
           redeemable trust preferred securities of subsidiary trust       539,306       531,719
         Other expenses                                                  2,947,686     2,337,324
                                                                      ------------   -----------
           Total Non Interest Expenses                                  12,815,136    10,492,234
                                                                      ------------   -----------
NET INCOME BEFORE INCOME TAX EXPENSE                                     1,472,345     3,270,948
INCOME TAX EXPENSE                                                         345,187     1,040,349
                                                                      ------------   -----------
CONSOLIDATED NET INCOME                                                  1,127,158     2,230,599
OTHER COMPREHENSIVE (LOSS) INCOME                                         (137,654)      490,115
                                                                      ------------   -----------
COMPREHENSIVE INCOME                                                  $    989,504   $ 2,720,714
                                                                      ============   ===========
CONSOLIDATED BASIC AND DILUTED EARNINGS PER SHARE                     $       0.47   $      0.94
                                                                      ============   ===========
DIVIDENDS PAID PER SHARE ON COMMON STOCK                              $       0.06   $      0.30
                                                                      ============   ===========

See accompanying notes.


                                                                 PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                     Consolidated Statements of Changes in Stockholders' Equity
                                                                         Years Ended December 31, 2001 and 2000

                                                                                         Accumulated
                                                                                           Other
                                     Preferred   Common      Capital       Retained    Comprehensive
                                       Stock     Stock       Surplus       Earnings     Income (Loss)    Total
                                       -----     -----       -------       --------     -------------    -----
Balance - December 31, 1999         $       10  $2,375,000  $10,793,381  $ 2,280,423   $(201,036)  $ 15,247,778

Consolidated Net Income                     --          --           --    2,230,599          --      2,230,599
Change in Unrealized Gain on
         Securities, Net of Income
         Taxes of $252,483                  --          --           --           --     490,115        490,115
                                                                                                   ------------
Total Comprehensive Income                                                                            2,720,714

Cash Dividends                              --          --           --     (712,213)         --       (712,213)
                                    ----------  ----------  -----------  -----------   ---------   ------------
Balance - December 31, 2000                 10   2,375,000   10,793,381    3,798,809     289,079     17,256,279
Consolidated Net Income                     --          --           --    1,127,158          --      1,127,158
Change in Unrealized Gain on
         Securities, Net of Income
         Taxes of $70,913                   --          --           --           --    (137,654)      (137,654)
                                                                                                   ------------
Total Comprehensive Income                                                                              989,504

Cash Dividends                              --          --           --     (142,600)         --       (142,600)
                                    ----------  ----------  -----------  -----------   ---------   ------------
Balance - December 31, 2001         $       10  $2,375,000  $10,793,381  $ 4,783,367   $ 151,425   $ 18,103,183
                                    ==========  ==========  ===========  ===========   =========   ============

See accompanying notes.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                          Years Ended December 31, 2001 and 2000

                                                                               2001           2000
                                                                          ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Consolidated net income                                          $  1,127,158   $  2,230,599
                                                                          ------------   ------------
         Adjustments to reconcile consolidated net income to
           net cash provided by operating activities:
           Depreciation and amortization of fixed assets                     1,097,345        695,052
           Provision for credit losses                                       1,009,592        701,000
           Amortization of goodwill                                            195,019        220,700
           Net amortization/accretion on securities                             25,225         10,694
           Gain on sales of securities                                        (449,781)      (105,000)
         Change in assets and liabilities:
           Accrued interest receivable                                         276,091       (247,464)
           Other real estate owned                                              39,457         91,412
           Other assets                                                       (496,128)      (343,932)
           Accrued interest payable                                            (76,027)       163,578
           Other liabilities                                                   (83,575)       169,983
                                                                          ------------   ------------
         Total adjustments                                                   1,537,218      1,356,023
                                                                          ------------   ------------
         Net cash provided by operating activities                           2,664,376      3,586,622
                                                                          ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from maturities of interest-bearing deposits
           in financial institutions                                         1,376,000      4,149,000
         Purchase of interest-bearing deposits in financial institutions    (5,254,902)      (587,000)
         Proceeds from maturities, calls and paydowns of securities         25,291,701      5,243,531
         Proceeds from sales of securities                                  22,723,004        300,000
         Purchase of securities                                            (44,629,697)      (195,000)
         Net change in loans                                               (37,865,760)   (22,468,798)
         Purchases of premises and equipment, net                           (1,801,510)    (2,138,045)
         Other                                                                 (70,451)       (63,850)
                                                                          ------------   ------------
         Net cash used by investing activities                             (40,231,615)   (15,760,162)
                                                                          ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net change in deposits                                             44,369,968      5,962,468
         Payments on due to former shareholders                               (474,929)    (5,347,507)
         Increase (decrease) in federal funds purchased                     (1,500,000)     1,500,000
         Retirement of trust preferred securities                           (5,125,000)            --
         Issuance of trust preferred securities                              6,000,000             --
         Dividends paid on common stock                                       (142,600)      (712,213)
                                                                          ------------   ------------
         Net cash provided by financing activities                          43,127,439      1,402,748
                                                                          ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         5,560,200    (10,770,792)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              15,768,594     26,539,386
                                                                          ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 21,328,794   $ 15,768,594
                                                                          ============   ============

See accompanying notes.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE A      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING
            POLICIES

            Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Paradigm Bancorporation, Inc. (Paradigm) and its wholly owned subsidiaries Paradigm Capital Trust I (Trust I), Paradigm Capital Trust II (Trust
            II), Paradigm Delaware Bancorporation, Inc. (Delaware), and Paradigm Bank Texas (Paradigm Bank or Bank). Paradigm Bank was formed as a result of the merger of Woodcreek Bank (Woodcreek) and Dayton State Bank (Dayton) in 2000. All significant intercompany balances and activity have been eliminated.

            Nature of Operations - Paradigm through its subsidiary, Paradigm Bank, provides a broad line of banking products and services for small to medium-sized businesses and for individuals through its community banking offices in Houston, Galveston, Dayton, Winnie and Mt. Belvieu, Texas.

            Purchase of First National Bank of Dayton (First National) - In 1997, Woodcreek acquired the First National Bank of Dayton for about $2,508,000. This was accounted for as a purchase and accordingly, the operating results of First National are included in the results of operations of Paradigm Bank from the date of acquisition. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill of about $794,000. As explained in Note I, about $331,000 of goodwill from the purchase of First National was reclassified to deferred tax assets in 2000. The remaining goodwill of about $463,000 from this purchase is being amortized ratably over 15 years. A change in accounting treatment for purchased goodwill will be adopted by Paradigm January 1, 2002 as explained in Note A under Goodwill and Other Intangible Assets.

            Purchase of Dayton State Bank - Effective December 1, 1999, Paradigm acquired all of the outstanding common stock of Dayton for $17,257,912. This acquisition was accounted for as a purchase and accordingly, the operating results of Dayton are included in Paradigm's results of operations from the date of acquisition. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill of about $3,298,000 and is being amortized ratably over 20 years. Please refer to Goodwill and Other Intangible Assets as included in Note A for a change in this accounting method effective January 1, 2002. In December 2000, Dayton was merged with Woodcreek to form Paradigm Bank.

            To finance the Dayton purchase, Paradigm: (1) sold 875,000 of its common shares for $7,000,000; (2) formed a wholly-owned subsidiary, Paradigm Capital Trust I, which sold 512,500 shares of trust preferred securities for $5,000,000; and (3) upon closing the transaction with the Dayton shareholders, received a $5,600,000 dividend from Dayton which was then paid to Dayton shareholders as part of the purchase price.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (continued)

            In 2000, Paradigm Capital Trust II (Trust II), a statutory business trust was formed under the laws of the State of Delaware. In February 2001, Trust II then sold 600,000 Floating Rate Cumulative Trust Preferred Securities for $6,000,000 cash. These securities are registered with the Securities and Exchange Commission and are traded in the over the counter market. The trust preferred securities of Trust II have a $10 liquidation preference, provide for quarterly interest payments at the three month LIBOR rate plus 4.5%, and must be redeemed no later than February 14, 2031. The trust preferred securities may be redeemed on or after February 14, 2006 if certain conditions (including approval from the Federal Reserve, if then required) are met. Proceeds of this sale were used primarily to pay off the existing outstanding trust preferred securities of Trust I for $5,201,814, which included accrued interest of about $77,000.

            At December 31, 2001 and 2000, certain of the selling Dayton shareholders had not yet tendered their Dayton shares to Paradigm. Consequently, about $222,000 and $646,000 of the purchase cost was included in due to former shareholders in the accompanying consolidated statements of condition for December 31, 2001 and 2000, respectively. This will be paid to the selling Dayton shareholders upon receipt by Paradigm of the certificates representing the shares of Dayton common stock held by the former Dayton shareholders.

            Pursuant to the terms of the purchase agreement, Paradigm is holding approximately $468,000 in escrow for the benefit of the selling Dayton shareholders. This amount is included in due to shareholders on the consolidated statements of condition. Under this agreement, some or all of this escrow will be paid to the former Dayton shareholders after specified loans have been paid off or deemed to be paying as agreed without risk of loss to the Bank. At the expiration of the escrow agreement, amounts held in escrow specifically assigned to loans that have not paid off and continue to present a risk of loss to the Bank will become the property of Paradigm. The dispensation of the funds held in escrow is described in Note U.

            Summary of Significant Accounting and Reporting Policies - The accounting and reporting policies of Paradigm conform to generally accepted accounting principles in the United States (GAAP) and to the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

            Account Classification - Certain prior year amounts have been reclassified to conform to the current year presentation.

            Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (continued)

            The determination of the adequacy of the allowance for credit losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent on local economic conditions. In connection with the determination of the estimated exposure and risk of loss on loans, management obtains independent appraisals for significant collateral.

            While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

            Cash and Due From Banks - The Bank is required to maintain reserves for the purpose of facilitating the implementation of monetary policy. These reserves may be maintained in the form of balances at the Federal Reserve Bank, a correspondent bank, or by vault cash. Reserve requirements were $5,302,000 and $2,485,000 at December 31, 2001 and 2000, respectively. Accordingly, cash and due from banks balances were restricted to that extent. The Bank's cash in financial institutions exceeded the federally insured deposits limit by approximately $2,460,000 at December 31, 2001. In managing this credit risk, the Bank periodically evaluates the stability of the financial institutions in which it maintains cash balances.

            Investment Securities - Available-for-sale investment securities are carried at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity until realized. Securities within the available-for-sale portfolio may be used as part of the Bank's assets/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.

            Held-to-maturity investment securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Bank has the ability to hold these assets as long-term investments until their estimated maturities. Under certain circumstances (including the significant deterioration of the issuer's creditworthiness or a significant change in tax-exempt status or statutory or regulatory requirements), securities held to maturity may be sold or transferred to another portfolio.

            Premiums and discounts are amortized and accreted to operations using the level yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sale of these assets.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (continued)

            Loans - Loans are stated at the principal amount outstanding, net of unearned discounts. Unearned discounts relate principally to consumer installment loans and are amortized using a method that approximates the interest method. For other loans, such income is recognized using the simple interest method.

            Nonperforming Loans and Past-Due Loans - Included in the nonperforming and past-due loans category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

            When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to the judgment of uncollectibility is charged to operations. Interest accrued during prior periods is charged to the allowance for credit losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

            Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

            Allowance for Credit Losses - The allowance for credit losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

            Throughout the year, management estimates the likely level of losses to determine whether the allowance for credit losses is adequate to absorb losses inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb such inherent losses.

            Management's judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Bank's control.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (continued)

            Estimates of credit losses involve an exercise of judgment. While it is reasonably possible that in the short-term the Bank may sustain losses which are substantial relative to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the statements of condition is adequate to absorb estimated losses which may exist in the loan portfolio as of the dates of the statements of condition.

            Real Estate Acquired by Foreclosure - The Bank records real estate acquired by foreclosure at the lesser of the outstanding loan amount (including accrued interest, if any) or fair value, less estimated costs to sell, at the time of foreclosure. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other non-interest expense.

            Premises and Equipment - Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally using the straight-line method of accounting over the estimated useful lives of the assets. Leasehold improvements are amortized straight-line over the periods of the leases or the estimated useful lives, whichever is shorter.

            Goodwill and Other Intangible Assets - The adoption of Statement of Financial Accounting Standard (SFAS) No. 142 by Paradigm, effective January 1, 2002, will eliminate the regular amortization of purchased goodwill on the Bank's books. Paradigm recognized amortization expense for purchased goodwill of $195,000 and $221,000 for the years ended December 31, 2001 and 2000, respectively which will not recur in 2002 under this standard. Instead, this new standard will require a regular assessment for impairment of goodwill, and a write down of the goodwill if impairment occurs.

            Income Taxes - Paradigm accounts for and reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Applying SFAS No. 109, deferred tax assets and liabilities are recognized for temporary differences caused when the tax basis of an asset or liability differs from that reported in the consolidated financial statements, and for carryforwards for tax credits and tax losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is recognized for the change in the asset or liability during the year.

            Earnings Per Share (EPS) - Paradigm accounts for EPS in compliance with SFAS No. 128, Earnings per Share. Under SFAS No. 128, because it has potential common shares, the Company has a complex capital structure and must disclose both basic and diluted EPS. Basic EPS is computed by dividing consolidated net income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if all dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the consolidated net income of the Company.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE A ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (continued)

            Weighted-average shares outstanding were 2,375,000 shares for the years ended December 31, 2001 and 2000. Because recent sales have not exceeded the strike price for options, there were no material dilutive securities as of December 31, 2001 and 2000.

            Stock-Based Compensation - The Company accounts for stock-based compensation under SFAS No. 123, Accounting for Stock-Based Compensation. Under the provisions of SFAS No. 123, companies may elect to account for stock-based compensation plans using a fair-value method or may measure compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company has elected to use the intrinsic value method to account for its stock-based compensation plans. SFAS No. 123 requires companies electing to use the intrinsic value method to make certain pro forma disclosures (see Notes M and N).

            Statements of Cash Flows - Cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in financial institutions with remaining maturities of 90 days or less, and federal funds sold; generally, federal funds are sold for one-day periods.

            Comprehensive Income - The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information affecting stockholders' equity that is not recognized in the calculation of net income.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE B      INVESTMENT SECURITIES

            Investment securities are classified as available for sale or held to maturity according to management's intent. The amortized cost and estimated market values of investments in debt securities at December 31, 2001 and 2000 are summarized as follows:

                                                                  Gross         Gross     Estimated
                                                   Amortized    Unrealized    Unrealized    Market
                   December 31, 2001                  Cost        Gains         Losses       Value
                   -----------------                  ----        -----         ------       -----
           Securities Available For Sale:
             U.S. Government & Agency Securities  $ 3,543,077  $  25,314   $     (7,162)  $ 3,561,229
             Mortgage-backed Securities            19,291,672     29,119        (79,349)   19,241,442
             Municipal Bonds                        8,107,254    292,246             --     8,399,500
             Corporate Bonds                        3,448,184        741        (31,477)    3,417,448
                                                  -----------  ---------   ------------   -----------
                                                  $34,390,187  $ 347,420   $   (117,988)  $34,619,619
                                                  ===========  =========   ============   ===========
           Securities to be Held to Maturity:
             U.S. Government Agency Obligations   $ 1,000,000  $      --   $     (2,279)  $   997,721
             Mortgage-backed Securities             6,047,002         --        (82,618)    5,964,384
             Municipal Bonds                        1,985,535     49,120             --     2,034,655
                                                  -----------  ---------   ------------   -----------
                                                  $ 9,032,537  $  49,120   $    (84,897)  $ 8,996,760
                                                  ===========  =========   ============   ===========

                  December 31, 2000
                  -----------------

           Securities Available For Sale:
             U.S. Government & Agency Securities  $ 3,244,331  $  52,251   $         --   $ 3,296,582
             Mortgage-backed Securities            15,830,328    269,079         (1,697)   16,097,710
             Municipal Bonds                        8,254,556    118,570           (205)    8,372,921
                                                  -----------  ---------   ------------   -----------
                                                  $27,329,215  $ 439,900   $     (1,902)  $27,767,213
                                                  -----------  ---------   ------------   -----------
           Securities to be Held to Maturity:
             U.S. Government Agency Obligations   $16,000,027  $      39   $   (167,764)  $15,832,302
             Mortgage-backed Securities                58,750         --           (931)       57,819
             Municipal Bonds                        2,924,272      6,974         (5,714)    2,925,532
                                                  -----------  ---------   ------------   -----------
                                                  $18,983,049  $   7,013   $   (174,409)  $18,815,653
                                                  ===========  =========   ============   ===========



                                                            PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                Notes To Consolidated Financial Statements
                                                                                December 31, 2001 and 2000

NOTE B      INVESTMENT SECURITIES (continued)

            The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          Securities Available for Sale     Securities Held to Maturity
                                          -----------------------------     ---------------------------
                                             Amortized      Market             Amortized    Market
            Amounts Maturing In:               Cost         Value                Cost       Value
                                          -----------------------------     ---------------------------
            1 year or less                  $        --  $        --          $       --  $       --
            1 year through 5 years            8,500,186    8,578,236           2,719,111   2,756,011
            5 years through 10 years          6,485,897    6,681,942             266,424     276,365
            After 10 years                      112,432      117,999                  --          --
                                            -----------  -----------          ----------  ----------

                                             15,098,515   15,378,177           2,985,535   3,032,376
            Mortgage-backed securities       19,291,672   19,241,442           6,047,002   5,964,384
                                            -----------  -----------          ----------  ----------

                                            $34,390,187  $34,619,619          $9,032,537  $8,996,760
                                            ===========  ===========          ==========  ==========

            Investment securities with carrying amounts of approximately $18,895,000 and $29,487,000 at
            December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE C      LOANS

            The loan portfolio consisted of loans classified by major type as defined by the Bank as of
            December 31, 2001 and 2000 as follows:

                                                                 2001               2000
                                                           -------------      -------------
            Commercial and industrial                      $  49,912,980      $  43,098,566
            Real Estate                                       93,365,135         66,738,906
            Agricultural                                       5,765,347          6,265,402
            Installment                                       22,481,705         18,664,070
                                                           -------------      -------------
                                                             171,525,167        134,766,944
            Less unearned discount                              (767,045)        (1,298,691)
                                                           -------------      -------------
                                                             170,758,122        133,468,253
            Less allowance for credit losses                  (1,569,769)        (1,136,068)
                                                           -------------      -------------
                                                           $ 169,188,353      $ 132,332,185
                                                           =============      =============

                                      F-14


                                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                      Notes To Consolidated Financial Statements
                                                                      December 31, 2001 and 2000

NOTE C      LOANS (continued)

            Impaired loans were approximately $3,646,000 and $3,733,000 at December 31, 2001 and 2000,
            respectively. Valuation allowances for credit losses related to impaired loans of about $93,000 and $348,000 have been established and are included in the allowance for loan losses at December
            31, 2001 and 2000, respectively. At December 31, 2001, funds set aside as part of the escrow agreement (discussed in Note A and U) that were specifically allocated against certain loans classified as impaired totaled $161,236. Commitments to lend additional funds to borrowers whose loans were classified as impaired were $2,000 at December 31, 2001. There were no commitments to lend additional funds to borrowers whose loans were classified as impaired at December 31, 2001.

            Loan maturities, excluding $21,714,660 of installment loans net of unearned discount, at
            December 31, 2001 are as follows:

                                               Within 1 Year    1 - 5 Years   After 5 Years      Total
                                               -------------    -----------   -------------      -----
            Loans at fixed interest rates       $21,005,766    $35,250,965    $  6,202,227    $ 62,458,958
            Loans at variable interest rates     42,218,853     38,232,748       6,132,903      86,584,504
                                                -----------    -----------    ------------    ------------
                                                $63,224,619    $73,483,713    $ 12,335,130    $149,043,462
                                                ===========    ===========    ============    ============

            As of December 31, 2001 and 2000, loans outstanding to directors, officers and their affiliates were $2,414,548 and $2,772,429, respectively. In the opinion of management, all such transactions were entered into between the Bank and such related parties in the ordinary course of business, and were made on the same terms and conditions as similar transactions with unaffiliated persons.
            At December 31, 2001, unfunded commitments to insiders were $486,844. An analysis of activity with respect to related-party loans is as
            follows:
                                                    2001              2000
                                                    ----              ----
            Beginning balance                   $ 2,772,429        $ 1,492,000
            New loans during the year               672,144          2,322,276
            Repayments during the year           (1,030,025)        (1,041,847)
                                                -----------        -----------
            Ending balance                      $ 2,414,548        $ 2,772,429
                                                ===========        ===========

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE D      NONPERFORMING AND PAST-DUE LOANS

            The following table presents information relating to nonperforming and past due loans:

                                                           2001         2000
                                                     ----------   ----------
            Nonaccrual loans                         $1,110,754   $1,216,410
                                                     ==========   ==========
            90 days or more past due loans           $   23,253   $   83,517
                                                     ==========   ==========

            With respect to the above nonperforming loans, the following table presents interest income that would have been earned under the original terms of the loans.

                                                          2001          2000
                                                       -------       -------
            Foregone income                            $ 9,686       $53,996
                                                       =======       =======
            Income collected                           $14,103       $ 8,847
                                                       =======       =======

            There were no restructured loans at December 31, 2001 or 2000. Unfunded commitments to borrowers past due 90 days or on nonaccrual were $2,000 and $0 at December 31, 2001 and 2000, respectively.

NOTE E      ALLOWANCE FOR CREDIT LOSSES

            An analysis of activity in the allowance for credit losses is as follows:

                                                          2001           2000
                                                   -----------    -----------
            Balance at beginning of year           $ 1,136,068    $   679,791

            Provision charged to income              1,009,592        701,000
            Loan recoveries                            358,921        124,201
            Loans charged off                         (934,812)      (368,924)
                                                   -----------    -----------

            Balance at end of year                 $ 1,569,769    $ 1,136,068
                                                   ===========    ===========


                                            PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                Notes To Consolidated Financial Statements
                                                                December 31, 2001 and 2000

NOTE F      OTHER REAL ESTATE OWNED

            An analysis of activity in other real estate owned and acquired by foreclosure for the years ended December 31, 2001 and 2000 is as follows:


                                                                     2001           2000
                                                                ------------   ------------
            Real Estate Acquired Through Foreclosure
              Balance, beginning of year                        $    450,331   $    396,743
              Acquisitions                                           171,257        175,978
              Sales                                                 (198,584)      (266,012)
              Write-downs                                            (12,130)        (1,655)
              Costs capitalized                                           --            277
                                                                ------------   ------------
              Total real estate acquired through foreclosure         410,874        305,331
            Real estate held for future bank expansion
              transferred to premises and equipment in 2001         (145,000)       145,000
                                                                ------------   ------------
            Other Real Estate Owned Balance, end of year        $    265,874   $    450,331
                                                                ============   ============


NOTE G      PREMISES AND EQUIPMENT

            Premises and equipment are summarized below:

                                                                     2001           2000
                                                                ------------   ------------
            Land                                                $  1,709,257   $  1,514,352
            Buildings                                              8,174,442      8,192,594
            Construction in progress                                 194,665             --
            Leasehold improvements                                 1,458,715        444,811
            Furniture, fixtures and equipment                      4,806,226      4,277,991
            Automobiles                                               56,449         75,311
                                                                ------------   ------------
                                                                  16,399,754     14,505,059
            Less accumulated depreciation and amortization        (4,144,031)    (3,098,501)
                                                                ------------   ------------
            Bank premises and equipment, net                    $ 12,255,723   $ 11,406,558
                                                                ============   ============

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE H      DEPOSITS

            The aggregate amount of time deposits in the amount of $100,000 or more at December 31, 2001 and 2000 was $30,737,568 and $21,168,694,
            respectively. Interest expense for certificates of deposit of $100,000 or more was approximately $1,519,000 and $1,069,000 for the years ended December 31, 2001 and 2000, respectively. The Bank has no brokered deposits and there are no major concentrations of deposits.

            At December 31, 2001, the scheduled maturities of all time deposits are as follows:

            2002                               $66,131,916
            2003                                 3,467,362
            2004                                 1,538,255
            2005                                   808,613
            2006 and thereafter                    166,745
                                              ------------
                                              $ 72,112,891
                                              ============
NOTE I      INCOME TAXES

            The components of the provision for federal income tax expense are as follows:

                                                2001            2000
                                           -----------     -----------
            Current                        $   534,134     $ 1,135,760
            Deferred                          (188,947)        (95,411)
                                           -----------     -----------
                                           $   345,187     $ 1,040,349
                                           ===========     ===========

            The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 34% on earnings as follows:

                                                           2001         2000
                                                      -----------  -----------
            Taxes calculated at statutory rate        $   500,597  $ 1,112,122
            Increase (Decrease) resulting from:
            Nondeductible travel, entertainment,
             dues and other                                39,960       44,621
            Nondeductible goodwill amortization            66,306       50,728
            Nontaxable interest income                   (261,676)    (167,122)
                                                      -----------  -----------
                                                      $   345,187  $ 1,040,349
                                                      ===========  ===========

            Due to its corporate structure, state income taxes were not material for the Company in 2001 or 2000.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE I      INCOME TAXES (continued)

            Significant deferred tax assets and liabilities are as follows:

                                                  2001        2000
                                               ---------   ---------
            Deferred Tax Assets
              Deferred compensation            $ 138,999   $ 198,338
              Net operating loss carryforward    240,918     285,858
              Loan loss reserve                  248,118          --
              Other                               73,391      95,257
                                               ---------   ---------
                                                 701,426     579,453
                                               ---------   ---------
            Deferred Tax Liabilities
              Loan loss reserve                       --     (30,193)
              Depreciation                       (86,941)   (104,750)
              Unrealized gains on securities     (78,007)   (148,919)
              Other                              (10,719)    (58,503)
                                               ---------   ---------
                                                (175,667)   (342,365)
                                               ---------   ---------
            Net Deferred Tax Asset             $ 525,759   $ 237,088
                                               =========   =========

            Paradigm acquired federal income tax net operating loss (NOL) carryforwards of about $973,000 in the purchase of First National Bank of Dayton in 1997, which were not recognized prior to December 1999 due to Paradigm's subchapter S tax filing status. The carryforwards were recognized in December 1999 when Paradigm changed from an S corporation to C corporation tax filing status. Also in December 1999, due to the Internal Revenue Code regulations regarding acquired carryforwards and due to uncertainty about the realization of adequate taxable income before the carryforwards expire, a valuation allowance was established for the deferred tax asset related to the carryforwards.

            During 2000, management reevaluated the deferred tax asset related to the acquired NOL carryforwards. Paradigm earned significant taxable income for 2000 and established a stable operating environment after its 1999 purchase of Dayton State Bank, reducing the previous uncertainty regarding realization of sufficient taxable income. Therefore, it is considered more likely than not that the carryforwards will be realized before they expire. Accordingly, the valuation allowance amounting to $330,799 was reversed in 2000 and goodwill was reduced by this amount. No reduction in income tax expense resulted from this valuation allowance reversal.

            At December 31, 2001, Paradigm has NOL carryforwards of about $709,000, which expire during the period 2004 through 2007. Realization of the NOL carryforwards is limited to approximately $132,000 annually.

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE J      CASH FLOW HEDGE

            In 2000, Paradigm purchased an interest rate floor for $195,000 to hedge against the effect of future declines in interest rates for the floating rate loan portfolio. This hedge was accounted for as a cash flow hedge in compliance with SFAS No. 133, as amended by SFAS No. 138. The terms of the floor called for seven quarterly payments to Paradigm based on a notional amount of $30 million if the 90-day LIBOR interest rate was below 7% from October 25, 2000 through April 2002. In the fourth quarter of 2000, Paradigm sold this hedge and realized a pre-tax gain of $105,000 over the original purchase price.

NOTE K      EMPLOYEE BENEFITS

            The Company has an employee tax-deferred savings plan (401(k) Plan) under the Internal Revenue Code available to substantially all employees. Funds contributed by employees under the 401(k) Plan are invested in a variety of investment options at the direction of the employee. Contributions made by the Company to the plan are in cash and in such amounts, within certain limitations, as management may authorize. The 401(k) Plan expense totaled $126,583 and $74,717 for the years ended December 31, 2001 and 2000, respectively.

NOTE L      DEFERRED COMPENSATION PLAN

            The Company has deferred compensation agreements with certain employees that provide for payment of $25,000 per year to those employees or their surviving beneficiaries for a period of ten years beginning at retirement. For these employees, the Company has whole life insurance policies to provide a cash value to cover part of the deferred compensation payments, or in case of the employee's death, to pay the beneficiaries.

            Deferred compensation expense is recorded over the estimated remaining period of employment. The liability for services previously performed totaled approximately $194,000 and $360,000 at December 31, 2001 and 2000, respectively, and is included in other liabilities in the accompanying statements of condition. Cash value of about $485,000 and $611,000 accumulated in the life insurance policies purchased for these agreements as of December 31, 2001 and 2000, respectively, is included in other assets on the accompanying statements of condition.


NOTE M     STOCK APPRECIATION RIGHTS

            Paradigm maintains a stock appreciation rights (SAR) program to offer eligible employees an opportunity to acquire or increase their proprietary interests in Paradigm and provide additional incentive to contribute to its performance and growth. The Board of Directors had reserved 150,000 shares under the Plan, however, during 2000 the Board elected to discontinue issuing any additional stock appreciation rights under this program.


                                                                     PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                         Notes To Consolidated Financial Statements
                                                                                         December 31, 2001 and 2000


                                                                                      Option           Weighted
                                                                       Number of       Price            Average
            Stock Appreciation Rights Summary                            Shares        Range         Exercise Price
            ----------------------------------------------------------------------------------------------------------
            Rights Outstanding at December 31, 1999                      61,000     $4.64 - $6.42        $5.11
            Rights Granted in 2000                                       12,000     $6.42 - $6.57        $6.55
            Rights Exercised in 2000                                      5,000             $4.64        $4.64
                                                                         ------
            Rights Outstanding at December 31, 2000                      68,000     $4.64 - $6.57        $5.41
            Rights Exercised in 2001                                      1,600             $6.42        $6.42
            Rights Forfeited in 2001                                      6,400             $6.42        $6.42
                                                                         ------
            Rights Outstanding at December 31, 2001                      60,000     $4.64 - $6.57        $5.27
                                                                        =======
            Exercisable at December 31, 2001                             31,800     $4.64 - $6.57        $5.00
            Available for future grant at December 31, 2001                   -
                                                                        =======
            Weighted-average remaining contractual life in
            years at December 2001                                         7.10
                                                                        =======
            Weighted-average fair value
              of each SAR at grant date
                2000                                                    $  4.79
                                                                        =======
                2001 (none granted)                                     $     -
                                                                        =======

            Paradigm has reported compensation costs for SARs of $68,000 and $79,000 in salaries and employee benefits for the years ended December 31, 2001 and 2000, respectively. Reported compensation cost for SARs is measured as the vested portion of the excess, if any, of the market price of Paradigm stock at the reporting date over the amount an employee must pay to exercise the SARs.

            The pro forma SARs compensation expense computed under SFAS No. 123 equaled
            $40,000 and $41,000 for 2001 and 2000, respectively. The pro forma change in net earnings, if this compensation expense had been recorded instead of the amounts actually reported, would be an increase in net earnings after tax of about
            $18,000 and $24,000 for 2001 and 2000, respectively. Assumptions used to compute the pro forma SARs values using the Black-Scholes pricing model for options granted in 2000 are as follows:

                                                                                                         2000
                                                                                                         ----
            Dividend Yield                                                                                  3%
            Expected Volatility                                                                            71%
            Risk Free Interest Rates                                                                     5.85%
            Expected Life in Years                                                                          9

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000


NOTE N      STOCK OPTIONS

            In 1999, the Board of Directors and shareholders approved a Stock Option Plan (the Plan), which authorizes the issuance of up to 200,000 shares of common stock for nonqualified and incentive stock options to employees and nonqualified stock options to non-employee directors. Outstanding options become exercisable cumulatively in five equal annual installments commencing one year from the grant date, or completely upon certain changes in control of the Company or the Bank. The options generally must be exercised within 10 years of the date of grant or no later than three months after the grantee's termination of employment, if earlier.

            The Plan also provides for the granting of restricted stock awards, stock appreciation rights, performance awards and phantom stock awards. Of these other awards, only stock appreciation rights have been granted (see Note M).

                                                                    Weighted
                                                     Number of       Average
            Stock Option Summary                       Shares    Exercise Price
            -------------------------------------------------------------------
            Options Outstanding at
              December 31, 1999                             -            -
            Options Granted in 2000                    32,200      $ 11.63
            Options Exercised in 2000                       -            -
                                                      -------
            Options Outstanding at
              December 31, 2000                        32,200      $ 11.63
            Options Granted in 2001                     7,000      $ 10.71
            Options Exercised in 2001                       -            -
            Options Forfeited in 2001                  (6,100)     $ 10.78
                                                      -------
            Options Outstanding at
              December 31, 2001                        33,100      $ 11.59
                                                      =======
            Exercisable at December 31, 2001            6,525      $ 11.83
                                                      =======
            Available for future grant at
              December 31, 2001                       166,900
                                                      =======

            For shares outstanding at December 31, 2001:

                                                              Weighted
                                               Weighted       Average
            Range of             Number of     Average       Remaining
            Exercise Prices        Shares   Exercise Price     Life
            -------------------------------------------------------------
            $9.00                    5,000      $  9.00          8.6
            $10.00                   5,000      $ 10.00          9.4
            $12.50                  23,100      $ 12.50          8.9
                                   -------
            $9.00 - $12.50          33,100                      8.90
                                   =======

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000


NOTE N      STOCK OPTIONS (continued)

            The weighted average fair value of each option granted in 2001 was $6.57. The pro forma effects of reporting stock options using the fair value approach under SFAS No. 123 for the years ended December 31, 2001 and 2000 are shown below:

                                                 2001            2000
                                             -------------    -------------
            Net Earnings
              As reported                    $   1,127,158    $   2,230,599
              Pro Forma                      $   1,087,576    $   2,229,239

            Net Earnings Per Share
              As reported                    $        0.47    $        0.94
              Pro Forma                      $        0.46    $        0.94

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001 and 2000.

                                                     2001           2000
                                                     ----           ----
            Dividend Yield                              6%             3%
            Expected Volatility                        70%            71%
            Risk Free Interest Rates                 2.22%          5.85%
            Expected Life in Years                       9              9


NOTE O      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

            To meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates, the Bank is party to various financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of condition. The contract or notional amounts of the instruments reflect the extent of the Bank's involvement in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

            The following is a summary of the various financial instruments whose contract amounts represent credit risk:

                                                        2001         2000
                                                    ------------  ------------
            Commitments to extend credit            $ 23,070,831  $ 17,605,072

            Standby letters of credit               $    373,230  $    282,870

                                  PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                      Notes To Consolidated Financial Statements
                                                      December 31, 2001 and 2000

NOTE O      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (continued)

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

            The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.

            Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to their customers.


NOTE P      OPERATING LEASES

            The Bank leases banking and office facilities under operating leases with terms expiring at various dates, some of which contain renewal options. A summary of non-cancelable future operating lease commitments follows:

            Year ending December 31,

            2002                                                      $ 260,748
            2003                                                        193,244
            2004                                                        175,284
            2005                                                        115,663
            2006                                                         50,896
            Thereafter                                                  179,768
                                                                      ---------
                                                                      $ 975,603
                                                                      =========

            It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment. Rent expense under all non-cancelable operating lease obligations totaled about $315,000 and $191,000 for 2001 and 2000, respectively.


NOTE Q      COMMITMENTS AND CONTINGENCIES

            Litigation - Various lawsuits are pending against Paradigm arising in the normal course of business. Paradigm management, after reviewing these lawsuits with outside legal counsel, considers that the aggregate liabilities, if any, will not be material to the consolidated financial statements.


                                                             PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                 Notes To Consolidated Financial Statements
                                                                                 December 31, 2001 and 2000


NOTE R      REGULATORY MATTERS

            The Company and the Bank are subject to various regulatory capital requirements administered by their primary federal regulators. The regulations include, but are not limited to, the payment of dividends and minimum capital requirements. The payment of dividends by the Bank is limited to the sum of the current year's earnings plus undistributed earnings from the prior two years.
            As of December 31, 2001, the Bank had approximately $2,469,000 of retained earnings that could be paid under this restriction without regulatory approval.

            Any institution that fails to meet its minimum capital requirements is subject to certain mandatory and possibly discretionary actions by regulators that could have a direct material effect on the financial statements of the Company and the Bank. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

            To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2001, that the Company and the Bank met all capital adequacy requirements to which it was subject.

            The Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based,
            Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

            The following is a summary of the capital ratios at December 31, 2001 and 2000 for the Company and the Bank:
                                                                                         To Be Well Capitalized
                                                                       For Capital       Under Prompt Corrective
                                                   Actual           Adequacy Purposes      Action Provisions
                                           -------------------------------------------------------------------
                     Company 2001             Amount      Ratio       Amount     Ratio     Amount      Ratio
                     ------------          -------------------------------------------------------------------
            Total Risk Based Capital       $21,686,000    11.7%    $14,838,000    8.0%      N/A
              (to Risk Weighted Assets)
            Tier I Capital                 $20,100,000    10.8%    $ 7,419,000    4.0%      N/A
              (to Risk Weighted Assets)
            Tier I Capital                 $20,100,000     7.9%    $10,143,000    4.0%      N/A
              (to Adjusted Total Assets)

                    Bank 2001
                    ---------
            Total Risk Based Capital       $20,960,000    11.3%    $14,786,000   8.0%    $18,482,000     10.0%
              (to Risk Weighted Assets)
            Tier I Capital                 $19,390,000    10.5%    $ 7,393,000   4.0%    $11,089,000      6.0%
              (to Risk Weighted Assets)
            Tier I Capital                 $19,390,000     7.7%    $10,105,000   4.0%    $12,632,000      5.0%
              (to Adjusted Total Assets)



                                                                        PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                                            Notes To Consolidated Financial Statements
                                                                                            December 31, 2001 and 2000

NOTE R      REGULATORY MATTERS (Continued)

                                                                                              To Be Well Capitalized
                                                                           For Capital        Under Prompt Corrective
                                                    Actual               Adequacy Purposes     Action Provisions
                                             ------------------------------------------------------------------------
                     Company 2000              Amount      Ratio       Amount     Ratio       Amount      Ratio
                     ------------            ------------------------------------------------------------------------
            Total Risk Based Capital         $19,612,000    13.0%    $12,077,000   8.0%         N/A
              (to Risk Weighted Assets)
            Tier I Capital                   $18,476,000    12.2%    $ 6,038,000   4.0%         N/A
              (to Risk Weighted Assets)
            Tier I Capital                   $18,476,000     8.8%     $8,380,000   4.0%         N/A
              (to Adjusted Total Assets)

                    Bank 2000
                    ---------
            Total Risk Based Capital         $19,384,000    13.3%    $11,707,000   8.0%     $14,634,000     10.0%
              (to Risk Weighted Assets)
            Tier I Capital                   $18,248,000    12.5%    $ 5,854,000   4.0%     $ 8,780,000      6.0%
              (to Risk Weighted Assets)
            Tier I Capital                   $18,248,000     8.6%    $ 8,473,000   4.0%     $10,591,000      5.0%
              (to Adjusted Total Assets)

NOTE S      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            Cash paid during the year for:                     2001               2000
                                                             -----------       -----------
            Interest paid                                    $ 5,447,900       $ 4,901,400


            Income taxes paid                                $   537,000       $   545,000


NOTE T      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

            Cash and Cash Equivalents - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

            Investment Securities - For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using the quoted market price for similar securities.



                                                         PARADIGM BANCORPORATION, INC. AND SUBSIDIARIES
                                                             Notes To Consolidated Financial Statements
                                                                             December 31, 2001 and 2000



NOTE T      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            Loan Receivables - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

            Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

            Due to Former Shareholders and Other Liabilities - The fair value of due to former shareholders and other liabilities is the amount payable on demand at the reporting date. Because it is anticipated that these amounts will be paid in the near term, the carrying value is a reasonable estimate of fair value.

            The estimated fair values of financial instruments are as follows
            (in thousands):

                                                                    2001                    2000
                                                             --------------------    --------------------
                                                             Carrying      Fair      Carrying      Fair
                                                              Amount      Values      Amount      Values
                                                             --------    --------    --------    --------
                     Financial Assets
            Cash and cash equivalents                        $ 21,329    $ 21,329    $ 15,769    $ 15,769
            Investment securities                              49,010      48,979      48,229      48,062
            Loans                                             169,188     173,922     132,332     132,575
                                                             --------    --------    --------    --------
                                                             $239,527    $244,230    $196,330    $196,406
                                                             ========    ========    ========    ========
                     Financial Liabilities
            Deposits                                         $232,375    $233,085    $188,005    $189,019
            Due to former shareholders
              and other liabilities                             2,784       2,784       4,918       4,918
                                                             --------    --------    --------    --------
                                                             $235,159    $235,869    $192,923    $193,937
                                                             ========    ========    ========    ========

            The fair value estimates are based on pertinent information available to management as of December 31,
            2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE U      SUBSEQUENT EVENT

            Escrow Agreement - In January 2002, the funds held in escrow and included in the amount due to former shareholders, pursuant to the terms of the purchase agreement between Paradigm and the selling
            Dayton shareholders, were distributed according to the terms of the escrow agreement. As agreed upon by
            Paradigm and the escrow agent, the funds were disbursed according to the payment status of the loans subject to this agreement. Of the approximate $468,000 held in escrow by Paradigm, $212,000 was distributed to the former Dayton shareholders and $256,000 was retained by Paradigm and the funds were added to the
            Bank's reserve for credit losses as stipulated by the terms of the escrow agreement.

                                      F-27